Form 10QSB
period 1995-08-31
LANCER ORTHODONTICS INC /CA/
filed 1995-09-27
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                                  FORM 10-QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                      1934

For Quarter Ended August 31, 1995                  Commission File No. 0-5920
- -----------------------------------                --------------------------



                           LANCER ORTHODONTICS, INC.
                           -------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

          CALIFORNIA                                        95-2497155
- --------------------------------                   ---------------------------

(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                253 Pawnee Street, San Marcos, California 92069
                -----------------------------------------------

                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code:                (619) 744-5585

     Check whether the issuer:  (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
            Yes   X                     No
                ------                     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,656,551
                                            ----------


Traditional small business disclosure format (check one):

            Yes   X                     No
                ------                     -----




PART I.   FINANCIAL INFORMATION
          ---------------------


Item 1.   SUMMARIZED FINANCIAL INFORMATION    See Exhibit A
          ---------------------


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------


For the first three months of fiscal 1996, the Registrant's financial condition was as follows:

                          08-31-95     05-31-95    05-31-94
                         ----------   ----------  -----------


Current Assets           $3,311,658  $3,383,867   $3,451,897

Current Liabilities         871,505     971,283    2,296,618

Working Capital           2,440,153   2,412,584    1,154,979

Bank Debt &
Capitalized Leases        1,132,203   1,243,902    1,602,921

Shareholder Equity        2,650,118   2,527,489    2,335,594

Total Assets              4,277,932   4,389,267    4,632,512

For the three months ended August 31, 1995, net income increased $66,360 (159.4%) as compared to the year earlier. The increase in net income is primarily attributable to an improvement in cost of goods sold and increased sales.

Net sales increased $53,715 (3.1%) compared to the year earlier period. The increase is the result of an increase in both the Registrant's domestic sales force and foreign distributors. To further increase sales, the Registrant continues to search for new distributors, private label customers, and sales representatives. Additionally, the Registrant is very active in adding new products to its growing product line. By adding new products, the Registrant believes its product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales decreased from 59.4% to 56.3% as compared to the year earlier period. The improvement in gross margin is attributable to actions taken in the first quarter to identify and correct manufacturing problems that were causing unusually high levels of scrap.

Selling and general & administrative expenses increased $19,490 (3.3%) compared to the year earlier period. The increase is attributable to an increase in personnel and the publishing of a new catalog, partially offset by reduced professional fees.

Product development expenses decreased $333 (0.9%) compared to the year earlier period. The Registrant continues to invest time and money in product development to develop new products, to identify products for purchase and resale, and to improve manufacturing procedures.

Interest expense decreased $3,176 (8.0%) compared to the year earlier period, reflecting reduced debt, partially offset by higher interest rates.

Working capital increased $27,569 during the three months, primarily because of profitability and non-cash expenses. The Registrant expects to meet its cash requirements out of its cash reserves and cash flow.

PART II.  OTHER INFORMATION
          -----------------


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


There were no Form 8-K reports filed during the quarter.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LANCER ORTHODONTICS, INC.
                                     -----------------------------

                                             Registrant

Date    September 27, 1995           By   /s/ Douglas D. Miller
     -----------------------            --------------------------

                                        Douglas D. Miller,
                                        President and Chief Operating Officer

                                     By   /s/ Scott R. Striblen
                                        --------------------------

                                        Scott R. Striblen,
                                        Vice President, Finance


                                   EXHIBIT A

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------


                           LANCER ORTHODONTICS, INC.
                           -------------------------


                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------




                                           FOR THE THREE MONTHS
                                              ENDED AUGUST 31
                                           1995            1994
                                         ------------------------


NET SALES                             $1,796,602       $1,742,887

COST OF SALES                          1,011,023        1,035,633
                                       ---------        ---------


  Gross Profit                           785,579          707,254

OPERATING EXPENSES:
  Selling, General & Administrative      608,619          589,129
  Product Development                     38,587           38,920
                                       ---------        ---------


TOTAL OPERATING EXPENSES                 647,206          628,049
                                       ---------        ---------


INCOME FROM OPERATIONS                   138,373           79,205

OTHER (INCOME) EXPENSE:
  Interest Expense                        36,299           39,475
  Other (Income) Expense, Net         (    6,723)      (    1,907)
                                       ---------        ---------


TOTAL OTHER (INCOME) EXPENSE              29,576           37,568
                                       ---------        ---------


INCOME BEFORE INCOME TAXES               108,797           41,637

INCOME TAXES (NOTE E)                        800               --
                                       ---------        ---------


NET INCOME                            $  107,997       $   41,637
                                       =========        =========

NET INCOME PER COMMON SHARE (NOTE D)  $     .007       $     .003
                                       =========        =========

                           LANCER ORTHODONTICS, INC.
                           -------------------------


                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------
                                    08-31-95
                                    --------


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                               $  316,870
  Accounts Receivable,
   less Allowances of $129,521                        1,401,060
  Inventories                                         1,584,214
  Prepaid Expenses                                        9,514
                                                      ---------

     Total Current Assets                             3,311,658
                                                      ---------


PROPERTY AND EQUIPMENT, at cost                       2,454,365
  Less:  Accumulated Depreciation                    (2,077,820)
                                                      ---------

                                                        376,545
INTANGIBLE ASSETS:
  Marketing and Distribution Rights                     228,250
  Technology Use Rights                                 357,079
                                                      ---------

                                                        585,329
OTHER ASSETS                                              4,400
                                                      ---------

     Total Assets                                    $4,277,932
                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities           $  495,611
  Current Portion of Note Payable to Bank (Note B)      356,000
  Capital Lease Obligations                              19,894
                                                      ---------

     Total Current Liabilities                          871,505
                                                      ---------


LONG TERM PORTION OF NOTE PAYABLE TO BANK (Note B)      724,000
LONG TERM PORTION OF CAPITAL LEASES                      32,309
COMMITMENTS AND CONTINGENCIES (Notes G and H)                --

STOCKHOLDERS' EQUITY (Note C):
  Redeemable Convertible Preferred Stock,
     Series C, $.06 noncumulative annual dividend;
     $.75 par value:  Authorized 250,000 shares;
     no shares issued and outstanding
     ($.,75 liquidation preference)                          --
  Redeemable Convertible Preferred Stock,
     Series D, $.04 noncumulative annual dividend;
     $.50 par value:  Authorized 500,000 shares;
     issued and outstanding 370,483 shares
     ($.50 liquidation preference)                      185,242
  Common Stock, no par value:
     Authorized 50,000,000 shares; issued
     and outstanding 14,656,551                       4,644,748
  Accumulated Deficit                                (2,179,872)
                                                      ---------

     Total Stockholders' Equity                       2,650,118
                                                      ---------

     Total Liabilities And Equity                    $4,277,932
                                                      =========

                           LANCER ORTHODONTICS, INC.
                           -------------------------


                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------



                                             FOR THE THREE MONTHS
                                               ENDED AUGUST 31
                                             1995           1994
                                           -----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $107,997      $  41,637

  Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
     Depreciation and amortization          73,923         89,253
     Changes in assets and liabilities:
       (Increase) in accounts
        receivable, net                   ( 32,749)      ( 39,209)
       (Increase) decrease in inventory   (162,261)        77,402
       Decrease in prepaid expenses         29,485         31,899
       Decrease in accounts payable and
         accrued liabilities              (107,633)      (235,349)
                                           -------        -------


CASH FLOWS USED BY OPERATING ACTIVITIES   ( 91,238)      ( 34,367)
                                           -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment     ( 34,797)      ( 26,560)
                                           -------        -------


CASH FLOWS USED IN INVESTING ACTIVITIES   ( 34,797)      ( 26,560)
                                           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note
   payable to bank                        (105,000)      (109,271)
  Principal payments of long-term
   debt and capital leases                (  6,699)      ( 12,853)
                                           -------        -------


CASH FLOWS USED IN FINANCING ACTIVITIES   (111,699)      (122,124)
                                           -------        -------


DECREASE  IN CASH                         (237,734)      (183,051)

CASH AT BEGINNING OF PERIOD                554,604        739,894
                                           -------        -------


CASH AT END OF PERIOD                     $316,870       $556,843
                                           =======        =======

In fiscal 1996, the Registrant issued 72,034 shares of its common stock in satisfaction of $14,632 in accrued royalties.



                           LANCER ORTHODONTICS, INC.
                           -------------------------


                         Notes to Financial Statements
                         -----------------------------


NOTE A - BASIS OF PRESENTATION
- ------------------------------


The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of Lancer Orthodontics, Inc. (The Registrant). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

NOTE B - NOTE PAYABLE TO BANK
- -----------------------------


Effective November 1, 1994, the Registrant arranged for a two year renewal of its bank term loan through November 1, 1996. The new bank loan requires monthly principal payments of $23,000 during the first year and $31,000 during the second year, plus interest at prime plus 3%. All unpaid principal and accrued interest is due and payable on November 1, 1996. The loan is collaterized by inventories, receivables, and equipment. The lending agreement requires the Registrant to maintain a tangible net worth of $1,800,000, a debt to tangible net worth ratio of no more than 1.25 to 1, and a current ration of at least 1.5 to 1.0. The Registrant is not required to maintain compensating balances.

NOTE C - STOCKHOLDER'S EQUITY
- -----------------------------


Common Stock Reserved
- ---------------------


Shares of the Registrant's common stock reserved for issuance at August 31, 1995 and May 31, 1994, were as follows:

                                           8-31-95       5-31-95
                                         ---------     ---------

Stock Options:
     Outstanding                         1,546,000    1,546,000
     Future Issuance                       954,000      954,000

Warrants issued in conjunction with
      loans and convertible debt         1,404,167    1,404,167

For conversion of preferred stock          370,483      370,483
                                         ---------    ---------


                                         4,274,650    4,274,650
                                         =========    =========

NOTE D- EARNINGS PER COMMON SHARE
- ---------------------------------


Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (14,967,006 and 14,817,383 at August 31, 1995 and 1994, respectively) during each period. Outstanding stock options, warrants, and convertible preferred stock are common stock equivalents and they have been included in the number of shares outstanding at August 31, 1995 and 1994.

NOTE E - INCOME TAXES
- ---------------------


At May 31, 1995, the Registrant had net tax operating loss carryforwards of approximately $3,051,000 and business tax credits of approximately $179,000 available to offset future Federal taxable income and tax liabilities, respectively, expiring at varying dates between 1996 and 2007. The Registrant also had net tax operating loss carryforwards of approximately $1,251,000 and business tax credits of approximately $23,000 available to offset future California taxable income and tax liabilities, expiring at varying dates between 1996 and 1998.

NOTE F - MANUFACTURING AGREEMENT
- --------------------------------


In May, 1990, the Registrant entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Registrant through its affiliated entities located in Mexicali, B.C., Mexico. The Registrant has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Registrant's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Registrant renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Registrant greater control over all costs associated with the manufacturing operation. In July, 1994, the Registrant again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. After June 30, 1996, either party may terminate the agreement with three months written notice. The Registrant has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Registrant discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law.

NOTE G - LEASES
- ---------------


The Registrant leases its main facility under an operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually. As of May 31, 1994, future minimum annual cash rental payments under the Registrant's facility lease are as follows:

            Fiscal Year                  Amount
               1996                     $45,000
               1997                     $48,300
               1998                     $51,400