Form 10QSB
period 1995-11-30
LANCER ORTHODONTICS INC /CA/
filed 1996-01-09
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                                  FORM 10-QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                      1934

For Quarter Ended November 30, 1995                  Commission File No. 0-5920
--------------------------------------               --------------------------



                           LANCER ORTHODONTICS, INC.
                           -------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

             CALIFORNIA                                      95-2497155
--------------------------------------              ----------------------------

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
               Yes   X                          No
                   ------                          ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,778,833
                                            ----------


Traditional small business disclosure format (check one):

               Yes   X                          No
                   ------                          ------




PART I.     FINANCIAL INFORMATION
            ---------------------


Item 1.     SUMMARIZED FINANCIAL INFORMATION    See Exhibit A
            ---------------------


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ----------------------------------------------------------------

            RESULTS OF OPERATIONS
            ---------------------


For the first six months of fiscal 1996, the Registrant's financial condition was as follows:

                                 11-30-95       05-31-95       05-31-94
                                 ---------      ---------      ----------


Current Assets                  $3,186,157     $3,383,867     $3,451,897

Current Liabilities                904,290        971,283      2,296,618

Working Capital                  2,281,867      2,412,584      1,154,979

Bank Debt & Capitalized Leases     797,438      1,243,902      1,602,921

Shareholder Equity               2,763,006      2,527,489      2,335,594

Total Assets                     4,090,834      4,389,267      4,632,512

For the six months ended November 30, 1995, net income increased $88,304 (88.5%) as compared to the year earlier. The increase in net income is primarily attributable to an improvement in cost of goods sold and a reduction in operating expenses.

Net sales decreased $140,814 (3.9%) compared to the year earlier period. The decrease is primarily the result of a soft domestic market during the second quarter. To improve sales performance, the Registrant continues to search for new distributors, private label customers, and sales representatives. Additionally, the Registrant is very active in adding new products to its growing product line. By adding new products, the Registrant believes its product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales decreased from 57.1% to 55.8% as compared to the year earlier period. The improvement in gross margin is attributable to actions taken in the first quarter to identify and correct manufacturing problems that were causing unusually high levels of scrap and a reduction in manufacturing costs.

Selling and general & administrative expenses decreased $96,351 (7.4%) compared to the year earlier period. The decrease is attributable to a decrease in professional fees, samples, and shipping costs.

Product development expenses increased $6,697 (8.4%) compared to the year earlier period. The Registrant continues to invest time and money in product development to develop new products, to identify products for purchase and resale, and to improve manufacturing procedures.

Interest expense decreased $11,139 (14.1%) compared to the year earlier period, reflecting reduced debt and interest rates.
Effective October 10, 1995, the Registrant arranged for a restructuring of its $1,045,000 bank debt. The debt was divided into a term loan, with an original balance of $645,000 and a line of credit with an original balance of $400,000. The Registrant also arranged for a reduction in interest rate from prime plus 3% to prime plus 1%. Immediately after the restructuring, the Registrant paid down the line of credit by $225,000.

The new bank term loan requires 24 monthly principal and interest payments of $18,890. All unpaid principal and accrued interest is due and payable on November 1, 1997.

Under the line of credit, the Registrant can borrow up to $500,000. Borrowings are secured by specific percentages of eligible accounts receivable. At November 30, 1995, the unused portion available under the line of credit was $275,000.

Working capital decreased $158,286 during the six months, primarily because of the restructuring of its bank debt, partially offset by profitability and non-cash expenses. The Registrant expects to meet its cash requirements out of its cash reserves and cash flow.

PART II.  OTHER INFORMATION
          -----------------


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


    a. The Registrant's 1995 annual meeting of shareholders was held on October 20, 1995.

    b.    The following nominees were elected directors:
          Joseph H. Irani
          Zackary Irani                         Robert Orlando
          Douglas D. Miller                     Roger Wolk

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

                                                 LANCER ORTHODONTICS, INC.
                                             ----------------------------------

                                                       Registrant

Date  December 15, 1995                  By   /s/ Douglas D. Miller
     ------------------                     -----------------------------------

                                             Douglas D. Miller,
                                             President and Chief Operating
                                             Officer


                                          By   /s/ Scott R. Striblen
                                             -----------------------------------

                                             Scott R. Striblen,
                                             Vice President, Finance
                                   EXHIBIT A

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------


                           LANCER ORTHODONTICS, INC.
                           -------------------------


                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------



                                 FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                   ENDED NOVEMBER 30       ENDED NOVEMBER 30
                                   1995        1994        1995        1994
                                 ---------------------   ---------------------


NET SALES                       $1,676,300  $1,870,829  $3,472,902  $3,613,716

COST OF SALES                      926,596   1,027,749   1,937,619   2,063,382
                                ----------   ---------   ---------   ---------


  Gross Profit                     749,704     843,080   1,535,283   1,550,334

OPERATING EXPENSES:
  Selling, General & Admin         591,569     707,410   1,200,188   1,296,539
  Product Development               46,970      39,940      85,557      78,860
                                ----------  ----------   ---------   ---------


TOTAL OPERATING EXPENSES           638,539     747,350   1,285,745   1,375,399
                                ----------  ----------   ---------   ---------


INCOME FROM OPERATIONS             111,165      95,730     249,538     174,935

OTHER (INCOME) EXPENSE:
  Interest Expense                  31,555      39,518      67,854      78,993
  Other (Income) Expense, Net  (       470)(     1,924)(     7,193)(     3,831)
                                ----------  ----------  ----------  ----------


TOTAL OTHER (INCOME) EXPENSE        31,085      37,594      60,661      75,162
                                ----------  ----------  ----------  ----------


INCOME BEFORE INCOME TAXES          80,080      58,136     188,877      99,773

INCOME TAXES (NOTE E)                   --          --        800           --
                                ----------   ---------  ---------   ----------




NET INCOME                     $    80,080  $   58,136  $  188,077  $   99,773
                                ==========   =========   =========   =========

NET INCOME PER COMMON
 SHARE (NOTE D)                $      .005  $     .004  $    .012   $     .007
                                ==========   =========   ========    =========

                           LANCER ORTHODONTICS, INC.
                           -------------------------


                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                    11-30-95
                                    --------


                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                          $   161,184
   Accounts Receivable, less Allowances of $130,568                1,282,528
   Inventories                                                     1,682,782
   Prepaid Expenses                                                   59,663
                                                                   ---------

      Total Current Assets                                         3,186,157
                                                                   ---------


PROPERTY AND EQUIPMENT, at cost                                    2,461,417
   Less:  Accumulated Depreciation                                (2,128,070)
                                                                   ---------

                                                                     333,347
                                                                   ---------

INTANGIBLE ASSETS:
   Marketing and Distribution Rights                                 222,025
   Technology Use Rights                                             344,905
                                                                   ---------

                                                                     566,930
OTHER ASSETS                                                            ,400
                                                                   ---------

      Total Assets                                                $4,090,834
                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                      $   530,390
   Line of Credit (Note B)                                           175,000
   Current Portion of Note Payable to Bank (Note B)                  178,438
   Capital Lease Obligations                                          20,462
                                                                  ----------

      Total Current Liabilities                                      904,290
                                                                  ----------


LONG TERM PORTION OF NOTE PAYABLE TO BANK (Note B)                   396,562
LONG TERM PORTION OF CAPITAL LEASES                                   26,976
COMMITMENTS AND CONTINGENCIES (Notes G and H)                             --

STOCKHOLDERS' EQUITY (Note C):
  Redeemable Convertible Preferred Stock, Series C, $.06
     noncumulative annual dividend; $.75 par value:  Authorized
     250,000 shares; no shares issued and outstanding ($.,75
     liquidation preference)                                              --
  Redeemable Convertible Preferred Stock, Series D, $.04
     noncumulative annual dividend; $.50 par value:  Authorized
     500,000 shares; issued and outstanding 370,483 shares ($.50
     liquidation preference)                                         185,242
  Common Stock, no par value:  Authorized  50,000,000 shares;
     issued and outstanding 14,778,833                             4,677,556
  Accumulated Deficit                                             (2,099,792)
                                                                   ---------

      Total Stockholders' Equity                                   2,763,006
                                                                   ---------

      Total Liabilities And Equity                                $4,090,834
                                                                   =========

                           LANCER ORTHODONTICS, INC.
                           -------------------------


                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------



                                                       FOR  THE  SIX  MONTHS
                                                        ENDED  NOVEMBER  30
                                                       1995              1994
                                                    ---------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $188,077         $  99,773

   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                  142,572           178,506
      Provision for losses on accounts receivable         --            50,500
      Changes in assets and liabilities:
         (Increase) in accounts receivable, net       85,783          (113,382)
         (Increase) decrease in inventory           (260,829)           98,017
         (Increase) decrease in prepaid expenses    ( 20,664)           19,993
         Decrease in accounts payable and
           accrued liabilities                      ( 60,296)         (203,613)
                                                     -------           -------


CASH FLOWS USED BY OPERATING ACTIVITIES               74,643           129,794
                                                     -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment              ( 41,849)         ( 50,948)
                                                     -------           -------


CASH FLOWS USED IN INVESTING ACTIVITIES             ( 41,849)         ( 50,948)
                                                     -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under line of credit agreement      (225,000)               --
   Principal payments on note payable to bank       (210,000)         (216,000)
   Principal payments of long-term debt and
   capital leases                                   ( 11,464)         ( 16,844)
   Proceeds from sale of stock                        20,250                --
                                                     -------           -------


CASH FLOWS USED IN FINANCING ACTIVITIES             (426,214)         (232,844)
                                                     -------           -------


DECREASE  IN CASH                                   (393,420)         (153,998)

CASH AT BEGINNING OF PERIOD                          554,604           739,894
                                                     -------           -------


CASH AT END OF PERIOD                               $161,184          $585,896
                                                     =======           =======

In fiscal 1996, the Registrant issued 122,316 shares of its common stock in satisfaction of $27,190 in accrued royalties.



                           LANCER ORTHODONTICS, INC.
                           -------------------------


                         Notes to Financial Statements
                         -----------------------------


NOTE A - BASIS OF PRESENTATION
------------------------------


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

NOTE B - NOTE PAYABLE TO BANK
-----------------------------

Effective October 10, 1995, the Registrant arranged for a restructuring of its $1,045,000 bank debt. The debt was divided into a line of credit and a term loan.

At November 30, 1995, the Registrant had a $500,000 line of credit with the bank. Borrowings are made at prime (8.75% at November 30, 1995) plus 1% and are limited to specific percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1995 was $275,000. The line of credit expires on November 1, 1996.

The new bank term loan requires 24 monthly principal and interest payments of $18,890. Interest is at prime plus 1%. All unpaid principal and accrued interest is due and payable on November 1, 1997. The loan is secured by virtually all the assets of the company. The lending agreement requires the Registrant to maintain tangible net worth of $1,800,000, a debt to tangible net worth of no more than 1.25 to 1.0 and a current ratio of at least 1.5 to 1.0. The Registrant is not required to maintain compensating balances.

NOTE C - STOCKHOLDER'S EQUITY
-----------------------------


Common Stock Reserved
---------------------


Shares of the Registrant's common stock reserved for issuance at November 30, 1995 and May 31, 1995, were as follows:

                                                      11-30-95        5-31-95
                                                      ---------     ---------

Stock Options:
      Outstanding                                     1,440,000    1,546,000
      Future Issuance                                   988,000      954,000
Warrants issued in conjunction with loans and
      convertible debt                                1,404,167    1,404,167

For conversion of preferred stock                       370,483      370,483
                                                      ---------    ---------

                                                      4,202,650    4,274,650
                                                      =========    =========

NOTE D- EARNINGS PER COMMON SHARE
---------------------------------


Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (15,354,569 and 14,934,002 at November 30, 1995 and 1994, respectively) during each period. Outstanding stock options, warrants, and convertible preferred stock are common stock equivalents and they have been included in the number of shares outstanding at November 30, 1995 and 1994.

NOTE E - INCOME TAXES
---------------------


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

NOTE F - MANUFACTURING AGREEMENT
--------------------------------
In May, 1990, the Registrant entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Registrant through its affiliated entities located in Mexicali, B.C., Mexico. The Registrant has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Registrant's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Registrant renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Registrant greater control over all costs associated with the manufacturing operation. In July, 1994, the Registrant again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. After June 30, 1996, either party may terminate the agreement with three months written notice. The Registrant has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Registrant discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law.

NOTE G - LEASES
---------------


The Registrant leases its main facility under an operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually. As of May 31, 1995, future minimum annual cash rental payments under the Registrant's facility lease are as follows:

               Fiscal Year                      Amount
                  1996                          $45,000
                  1997                          $48,300
                  1998                          $51,400
                  1999                          $30,800