Form 10QSB
period 1996-02-29
LANCER ORTHODONTICS INC /CA/
filed 1996-04-11
CIK 57538

SECURITIES AND EXCHANGE  COMMISSION

                             Washington, DC  20549
                                  FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter ended February 29, 1996              Commission File No. 0-5920
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

                253 Pawnee Street, San Marcos, California 92069
                -----------------------------------------------

                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code:               (619)744-5585

   Check whether the issuer:  (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                               No
                ----------                            -----------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14, 812,817
                                            -----------


Traditional small business disclosure format (check one):

            Yes    X                               No
                ----------                            -----------



PART I FINANCIAL INFORMATION
       ---------------------


Item 1.SUMMARIZED FINANCIAL INFORMATION See Exhibit A
       --------------------------------


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------

       OF OPERATIONS
       -------------


RESULTS OF OPERATIONS
- ---------------------


For the nine months ended February 29, 1996, net income decreased $54,967 (38.9%) as compared to the year earlier period. In addition, for the three months ended February 29, 1996, net income decreased $143,271 (345.1%) as compared to the year earlier period. The decrease in net income is primarily attributable to the reduction in sales, which was caused by manufacturing and other problems and costs incurred to resolve those problems.
                                       2

Net sales decreased $483,669 (9.1%) compared to the year earlier period. In addition, for the three months ended February 29, 1996, net sales decreased $342,855 (20.2%) compared to the year earlier period. The decrease is attributable to manufacturing and other problems which have resulted in approximately $635,000 in lost sales and delayed deliveries. To improve manufacturing performance, the Registrant has reorganized its manufacturing operations, streamlined its lines of reporting, increased production capacity, and improved production planning. The Registrant continues to search for and add new distributors, private label customers, and sales representatives. The Registrant remains very active in adding new products to its growing product line, believing that a larger and more varied product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales increased from 58.1% to 59.9% as compared to the year earlier period. The decline in gross margin is attributable to manufacturing problems experienced in the third quarter. The Registrant has identified the manufacturing problems and has taken aggressive action to correct the problems.

Selling and general and administrative expenses decreased $187,523 (10.2%) compared to the year earlier period. The decrease is attributable to organizational changes made, a decrease in professional fees, samples, and shipping costs, partially offset by an increase in trade show costs.

Product development expenses decreased $5,693 (4.9%) compared to the year earlier period. The Registrant continues to invest time and money in product development to develop new products, to identify products for purchase and resale, and to improve manufacturing procedures.


                                       3
Interest expense decreased $42,398 (32.9%) compared to the year earlier period, reflecting reduced debt and interest rates.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
- -----------------------------------------------------


The Registrant's financial condition at February 29, 1996 and its previous two year ends was as follows:

                                   2/29/96          5/31/95         5/31/94
                                 ----------       ----------      ----------


Current Assets                   $3,010,371       $3,383,867      $3,451,897
Current Liabilities                 896,556          971,283       2,296.618
Working Capital                   2,113,815        2,412,584       1,154,979
Bank Debt & Capitalized Leases      716,536        1,243,902       1,602,921
Shareholder Equity                2,673,085        2,527,489       2,335,594
Total Assets                      3,902,865        4,389,267       4,632,512

Effective October 10, 1995, the Registrant arranged for a restructuring of its $1,045,000 bank debt. The debt was divided into a term loan, with an original balance of $645,000 and a line of credit with an original balance of $400,000., The Registrant also arranged for a reduction in interest rate from prime plus 3% to prime plus 1%. Immediately after the restructuring, the Registrant paid down the line of credit by $225,000.

The new bank term loan requires 24 monthly principal and interest payments of $18,890. All unpaid principal and accrued interest is due and payable on November 1, 1997.


                                       4
Under the line of credit, the Registrant can borrow up to $500,000. Borrowings are secured by specific percentages of eligible accounts receivable. At February 29, 1996, the unused portion available under the line of credit was $180,000.

Working capital decreased $298,769 during the nine months, primarily because of the restructuring of its bank debt, partially offset by profitability and non-cash expenses. The Registrant expects to meet its cash requirements out of its cash reserves, cash flow, and line of credit.

Item 6.EXHIBITS AND REPORTS ON FORM 8-K
       --------------------------------


There were no Form 8-k reports filed during the quarter.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANCER ORTHODONTICS, INC.
                                      -------------------------

                                              Registrant

Date April 15, 1996                By /s/ Douglas D. Miller
     --------------                   -----------------------------

                                   Douglas D. Miller,
                                   President and Chief Operating Officer

                                   By /s/ Scott R. Striblen
                                      -----------------------------

                                       5
                                   Scott R. Striblen, Vice President, Finance

                                   EXHIBIT A

                        SUMMARIZED FINANCIAL INFORMATION
                        --------------------------------


                           LANCER ORTHODONTICS, INC.
                           -------------------------


                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------


                                    FOR THE THREE             FOR THE NINE
                                    MONTHS ENDED              MONTHS ENDED
                                  2/29/96     2/28/95      2/29/96     2/28/95
                               -----------------------  -----------------------


NET SALES                      $1,353,305  $1,696,160   $4,826,207  $5,309,876

COST OF SALES                     955,008   1,021,587    2,892,627   3,084,969
                                ---------   ---------    ---------   ---------


  Gross Profit                    398,297     674,573    1,933,580   2,224,907

OPERATING EXPENSES:
  Selling, General &
  Administrative                  456,897     548,069    1,657,085   1,844,608
  Product Development              25,342      37,732      110,899     116,592
                                ---------   ---------    ---------   ---------


TOTAL OPERATING EXPENSES          482,239     585,801    1,767,984   1,961,200
                                ---------   ---------    ---------   ---------

                                       6

INCOME (LOSS) FROM
  OPERATIONS                    (  83,942)     88,772      165,596     263,707

OTHER INCOME (EXPENSE):
  Interest Expense              (  18,516)  (   9,775)   (  86,370)  ( 128,768)
  Other Income (Expense), Net         713       2,529        7,906       6,360
                                ---------   ---------    ---------   ---------


TOTAL OTHER INCOME (EXPENSE)   (   17,803) (   47,246)  (   78,464) (  122,408)
                                ---------   ---------    ---------   ---------


INCOME (LOSS) BEFORE
  INCOME TAXES                 (  101,745)     41,526       87,132     141,299

INCOME TAXES (NOTE E)                  --          --          800          --
                                ---------   ---------    ---------   ---------


NET INCOME (LOSS)             ($  101,745) $   41,526   $   86,332  $  141,299
                                =========   =========    =========   =========

NET INCOME (LOSS) PER
  COMMON SHARE (NOTE D)       ($     .007) $     .003   $     .006  $     .009
                                =========   =========    =========   =========

                            LANCER ORTHODONTICS, INC.
                            -------------------------


                                       7


                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                    2/29/96
                                    -------


                                ASSETS (NOTE B)
                                ---------------

CURRENT ASSETS:
  Cash                                                 $  124,776
  Accounts Receivable, less Allowances of $99,251       1,185,516
  Inventories                                           1,662,322
  Prepaid Expenses                                         37,757
                                                        ---------

     Total Current Assets                               3,010,371
                                                        ---------


PROPERTY AND EQUIPMENT, at cost                         2,517,884
  Less:  Accumulated Depreciation                      (2,178,320)
                                                        ---------

                                                          339,564
                                                        ---------


INTANGIBLE ASSETS:
  Marketing and Distribution Rights, net                  215,800
  Technology Use Rights, net                              332,730
                                                        ---------

                                                          548,530
OTHER ASSETS                                                4,400
                                                        ---------

     Total Assets                                      $3,902,865
                                                        =========

                                       8

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities             $  513,244
  Line of Credit (Note B)                                 174,000
  Current Portion of Note Payable to Bank (Note B)        188,266
  Capital Lease Obligations                                21,046
                                                        ---------

     Total Current Liabilities                            896,556
                                                        ---------


LONG TERM PORTION OF NOTE PAYABLE TO BANK (Note B)        311,734
LONG TERM PORTION OF CAPITAL LEASES                        21,490
COMMITMENTS AND CONTINGENCIES (Note G)                         --

STOCKHOLDERS' EQUITY (Note C):
  Redeemable Convertible Preferred Stock, Series C,
     $.06 noncumulative annual dividend; $.75 par value:
     Authorized 250,000 shares; no shares issued and
     outstanding ($.75 liquidation preference)                 --
  Redeemable Convertible Preferred Stock, Series D,
     $.04 noncumulative annual dividend; $.50 par value:
     Authorized 500,000 shares; issued and outstanding
     370,483 shares ($.50 liquidation preference)         185,242
  Common Stock, no par value:  Authorized 50,000,000
     shares; issued and outstanding 14,812,817          4,689,380
  Accumulated Deficit                                  (2,201,537)
                                                        ---------

     Total Stockholders' Equity                         2,673,085
                                                        ---------


                                       9
     Total Liabilities and Stockholders' Equity        $3,902,865
                                                        =========

                            LANCER ORTHODONTICS INC.
                            ------------------------


                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                      FOR THE NINE MONTHS
                                                             ENDED
                                                     2/29/96       2/28/95
                                                   -----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $  86,332       $141,299

  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization                      211,222        267,759
  Provision for losses on accounts receivable         30,000         39,000
  Changes in assets and liabilities:
     (Increase) in accounts receivable, net          152,795       (125,230)
     (Increase) decrease in inventory               (240,369)       139,031
     (Increase) decrease in prepaid expenses           1,242         44,930
     Decrease in accounts payable and

                                       10
       accrued liabilities                          ( 65,618)      (277,853)
                                                     -------        -------


CASH FLOWS USED BY OPERATING ACTIVITIES              175,604        228,936
                                                     -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment               ( 98,316)      ( 91,908)
                                                     -------        -------


CASH FLOWS USED IN INVESTING ACTIVITIES             ( 98,316)      ( 91,908)
                                                     -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit agreement       (226,000)            --
  Principal payments on note payable to bank        (285,000)      (295,000)
  Principal payments of long-term debt and
  capital leases                                    ( 16,366)      ( 17,328)
  Proceeds from sale of stock                         20,250             --
                                                     -------        -------


CASH FLOWS USED IN FINANCING ACTIVITIES             (507,116)      (312,328)
                                                     -------        -------


DECREASE IN CASH                                    (429,828)      (175,300)

CASH AT BEGINNING OF PERIOD                          554,604        739,894
                                                     -------        -------


CASH AT END OF PERIOD                               $124,776       $564,594
                                                     =======        =======

In fiscal 1996, the Registrant issued 155,700 shares of its common stock in satisfaction of $39,014 in accrued royalties.
                                       11



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



                                       12
At February 29, 1996, the Registrant had a $500,000 line of credit with the bank. Borrowings are made at prime (8.25% at February 29, 1996) plus 1% and are limited to specific percentages of eligible accounts receivable. The unused portion available under the line of credit at February 29, 1996 was $180,000. The line of credit expires on November 1, 1996.

The new bank term loan requires 24 monthly principal and interest payments of $18,890. Interest is at prime plus 1%. All unpaid principal and accrued interest is due and payable on November 1, 1997. The loan is secured by virtually all the assets of the Registrant. The lending agreement requires the Registrant to maintain minimum tangible net worth of $1,800,000, a debt to tangible net worth of no more than 1.25 to 1.0 and a current ratio of at least
1.5 to 1.0  The Registrant is not required to maintain compensating balances.

NOTE C - STOCKHOLDER'S EQUITY
- -----------------------------


Common Stock Reserved
- ---------------------


Shares of the Registrant's common stock reserved for issuance at February 29, 1996 and May 31, 1995, were as follows:

                                              2/29/96       5/31/95
                                            ----------    ----------

Stock Options:
  Outstanding                               1,440,000     1,546,000
  Future Issuance                             988,000       954,000

Warrants issued in conjunction with loans
and convertible debt                        1,404,167     1,404,167


                                       13
For conversion of preferred stock             370,483       370,483
                                            ---------     ---------

                                            4,202,650     4,274,650
                                            =========     =========

NOTE D - EARNINGS PER COMMON SHARE
- ----------------------------------


Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (15,447,474 and 14,970,017 for the nine months ended February 29, 1996 and February 28, 1995 respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and, where appropriate, they have been included in the weighted average number of shares outstanding for the nine months ended February 29, 1996 and February 28, 1995.

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

NOTE F - MANUFACTURING AGREEMENT
- --------------------------------


                                       14
In May, 1990, the Registrant entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Registrant through its affiliated entities located in Mexicali, B.C., Mexico. The Registrant has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Registrant's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December, 1992, the Registrant renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs, plus a weekly administrative fee. The amended agreement gives the Registrant greater control over all costs associated with the manufacturing operation. In July, 1994, the Registrant again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. After June 30, 1996, either party may terminate the agreement with three months written notice. The Registrant has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Registrant discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law.

NOTE G - LEASES
- ---------------


The Registrant leases its main facility under an operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually. As of May 31, 1995, future minimum annual cash rental payments under the Registrant's facility lease are as follows:

               Fiscal Year              Amount
                1996                    $45,000
                1997                    $48,300

                                       15
                1998                    $51,400
                1999                    $30,800