Form 10KSB
period 1996-05-31
LANCER ORTHODONTICS INC /CA/
filed 1996-08-26
CIK 57538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   Washington DC 20549

                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 1996              Commission File No. 0-5920

                           LANCER ORTHODONTICS, INC.
                 (Name of small business issuer in its charter)

             CALIFORNIA                                     95-2497155

  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

253 Pawnee Street, San Marcos, California                   92069-2437

(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:           (619) 744-5585

Securities Registered Pursuant to Section 12(b)
of the Act:                                                    NONE

Securities Registered Pursuant to Section 12(g)
of the Act:                                     Common Stock, Without Par Value

                                                         (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenue for its most recent fiscal year $6,780,314.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on NASDAQ, on August 15, 1996, was approximately $1,809,314.

The number of shares of Issuer's no par value common stock outstanding as of August 15, 1996, was 14,879,884.

Documents Incorporated by Reference:
      1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on October 25, 1996, are incorporated by reference into
Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  Lancer Orthodontics, Inc. ("Lancer") was incorporated in California on August 25, 1967. Lancer conducts its operations at one facility which is located at 253 Pawnee Street, San Marcos, California 92069-2347. Since its inception, Lancer has been engaged in the business of manufacturing and marketing orthodontic products.

  In May, 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December, 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July, 1994, Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June, 1998. Lancer has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law.

  Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 1996.

NARRATIVE DESCRIPTION OF THE BUSINESS


  PRINCIPAL PRODUCTS AND INDUSTRY SEGMENTS. Lancer's manufactured product line includes preformed bands, direct bonding brackets, buccal tubes, arch wires, lingual attachments, and related accessories. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer's manufactured products are also sold to distributors and private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches.

  Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1996 fiscal year, Lancer had twelve sales representatives, all in the United States, all of whom are employees of Lancer.

  In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing division which was established in 1982.


  For the fiscal years ended May 31, 1996 and 1995, sales by class of product are:

        Class of Product                     1996                      1995

        Manufactured Products             $5,653,000                $5,987,000
        Resale Products                    1,127,000                 1,136,000

           TOTAL                          $6,780,000                $7,123,000



   Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For the fiscal years ended May 31, 1996 and 1995:
                                                     1996              1995


   Sales to unaffiliated customers:
         United States                            $3,999,000        $4,580,000
         Europe                                    1,419,000         1,117,000
         Other Foreign                             1,362,000         1,426,000

                                                  $6,780,000        $7,123,000



   Sales or transfers between geographic areas          none              none

   Operating profit:
         United States                            $  163,000        $  108,000
         Europe                                      129,000            91,000
         Other Foreign                               124,000           116,000

                                                  $  416,000        $  315,000



   Identifiable assets:
         United States                            $2,494,000        $2,916,000
         Mexico                                    1,539,000         1,473,000

                                                  $4,033,000        $4,389,000



   Export sales                                   $2,781,000        $2,543,000



  COMPETITION. Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are Unitek, a subsidiary or division of 3M; "A" Company, a private company; Ormco, a subsidiary or division of Sybron; RMO, Inc., a private company; American Orthodontics, a private company; GAC, a private company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines, and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of its major competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.



  SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1996 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

  CUSTOMERS, BACKLOG, AND SEASONALITY OF BUSINESS. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1996 and 1995. Lancer's backlog at May 31, 1996 and 1995, was $353,000 and $635,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations. PATENTS AND TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS HELD. On April 4, 1989, Lancer was granted a patent on its Counter Force design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. Both patents are for a duration of seventeen years. Lancer has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales.

  Lancer has made a practice of selling its products under trademarks and of obtaining protection for those trademarks in the United States. Lancer considers these trademarks to be of importance in the operation of its business.

  PRODUCT DEVELOPMENT AND IMPROVEMENT. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. To this end, Lancer maintains a close liaison and consults frequently with practicing orthodontists. The costs incurred by Lancer on product development activities were approximately $130,000 and $163,000 for Lancer's fiscal years ended May 31, 1996 and 1995, respectively.

  GOVERNMENT REGULATIONS. In 1976, Lancer and many of its products became subject to regulation by the U.S. Food and Drug Administration ("FDA") pursuant to the Medical Device Amendments of 1976 ("Amendments"). Lancer has registered with the FDA as required by the Amendments. Certain existing products have been listed, and new products of Lancer will be listed with the FDA for classification. The effect on Lancer of complying with the registration and classification requirements of the Amendments has not had a material effect on Lancer's operations to date.
  EFFECT OF ENVIRONMENTAL REGULATIONS. Compliance with Federal, State, and local environmental regulations has not had a material effect on Lancer's operations to date.

  EMPLOYEES. As of August 15, 1996, Lancer had 49 employees, 2 of whom are employed on a part-time basis. Additionally, Lancer, through its Mexican subcontractor, employed approximately 150 people in Mexico.

ITEM 2. PROPERTIES

Lancer conducts its operations in a leased facility located in San Marcos, California, which consists of a 9,240 square foot manufacturing and office building. The term of the lease is for five years commencing January 1, 1994 and ending December 31, 1998, with the following future minimum annual cash rental payments:

                              Fiscal Year             Amount

                                 1997                 $48,300
                                 1998                 $51,400
                                 1999                 $30,800

Lancer has subcontracted for a significant portion of its manufacturing in Mexicali, Mexico. The manufacturing is performed in approximately 12,500 square feet of space leased by the subcontractor.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 1996.


                                    PART II

ITEM 5.   MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

  High and low sales prices for Lancer's common stock as reported by NASDAQ for the last two years are presented below. Lancer's stock is sold under the symbol LANZ.

        Quarter Ended                                 High               Low

        August 31, 1994                               $.19              $.16
        November 30, 1994                             $.38              $.19
        February 28, 1995                             $.25              $.19
        May 31, 1995                                  $.19              $.13
        August 31, 1995                               $.28              $.09
        November 30, 1995                             $.81              $.25
        February 29, 1996                             $.38              $.22
        May 31, 1996                                  $.38              $.25

  The approximate number of beneficial holders of Lancer's common stock and Series D preferred stock at May 31, 1996, was 1,056.

   No dividends have been declared or paid on Lancer's common stock since its inception.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULT OF OPERATIONS

For the fiscal year ended May 31, 1996, net sales were $6,780,314, a decrease of $342,701 from the prior year. The sales decrease experienced from 1995 to 1996 is attributable to: (1) various manufacturing and purchasing problems experienced in Mexico; (2) an unpredictable domestic market; (3) renewed pricing pressures; and (4) the severe winter weather conditions in the United States during Lancer's fiscal third quarter. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increased sales.

Cost of sales, as a percentage of sales, increased from 58.2% to 59.3%. Over the past few years, Lancer had been experiencing improvements in manufacturing productivity. However, in fiscal 1996, these improvements were substantially offset by manufacturing problems such as: (1) molds damaged by vendors; (2) defective product received from a vendor; (3) delays in receiving products from vendors; and (4) management changes at its manufacturing plant. Lancer is taking steps to identify the causes of the problems and to rectify the problems. Lancer anticipates that it will need to invest further time and money to solve the problems.

Selling expenses, as a percentage of sales, decreased from 28.7% to 26.0%. The decrease is attributed to decreases in payroll, commissions, travel, office supplies, bad debt expense, advertising, samples, show registration, and telephone expenses. The decreases were the result of management's decisions to lower costs to offset the manufacturing problems that caused lower sales.

General and Administrative expenses, as a percentage of sales, increased from 6.5% to 6.6%. The percentage increase can be attributed to the reduction in the sales base used to calculate the percentage. Actual expenses decreased from the previous year, primarily as a result of lower professional fees, partially offset by increased payroll.
Product Development expenses, as a percentage of sales, decreased from 2.3% to 1.9%. This can be attributed to a decrease in payroll, supplies, and professional fees. Lancer's management believes product development is vital to its future, and expects expenditures to increase over the next few years.

Interest expense, as a percentage of sales, decreased from 2.4% to 1.5%. The decrease is attributable to reduced levels of debt, partially offset by higher interest rates.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During fiscal 1996, Lancer's management negotiated a restructuring of its bank term debt, arranging for the debt to be divided into a new term loan and a line of credit. The term loan is for two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1%. All unpaid principal and accrued interest is due and payable on November 1, 1997. The line of credit is for $500,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1996, was $103,000. Borrowings are made at prime plus 1%. The line of credit expires on November 1, 1996. Immediately after the restructuring, Lancer paid down a portion of the line of credit with its available cash.

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.
Working capital decreased by $91,677, as compared to the prior year, primarily because of the restructuring of the bank debt, partially offset by profitability and non-cash expenses.

Lancer's management believes that capital expansion and modernization of equipment is required to be able to introduce new products, to improve manufacturing efficiencies, and to stay competitive in the marketplace. To meet its goals, Lancer has budgeted to spend up to $250,000 for capital improvements during 1997, if sufficient operating funds are available.

ITEM 7.   FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 25, 1996, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 1996, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held October 25, 1996, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1996, is also incorporated herein by reference. Information regarding
Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders to be held October 25, 1996, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1996, is incorporated herein by reference.
ITEM 10.  EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 25, 1996, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1996, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 25, 1996, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1996, is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report


     1.  Financial Statements

       See Index to Financial Statements Exhibit A, attached hereto, wherein Lancer's financial statements are contained.
     2.  Exhibits Required to be Filed by Item 601 of Regulation S-B
       3(i)  Articles of Incorporation as amended - Incorporated herein by reference to Exhibit 4.5 of Lancer's S-8 filed March 8, 1994.
       3(ii)  By-laws as amended - Incorporated herein by reference to Exhibit
           4.6 of Lancer's S-8 filed March 8, 1994.
       10   1993 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's S-8 filed March 8, 1994.


(b)  Reports on Form 8-K


     There were no Form 8-K reports filed during the final quarter of the Lancer's fiscal year ended May 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 1996

LANCER ORTHODONTICS, INC.


By:  /s/ Douglas D. Miller                    /s/ Scott R. Striblen

        Douglas D. Miller                       Scott R. Striblen
        President and Chief                     Vice President, Finance
        Operating Officer                       (Principal Financial Officer,
                                                 Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                           Title                         Date



/s/ Joseph H. Irani                                          August 15, 1996

     Joseph H. Irani             Chairman of the Board,
                                 Chief Executive Officer,
                                 Secretary, Treasurer &
                                 Director

/s/ Zackary Irani                                            August 15, 1996

     Zackary Irani               Director


/s/ Douglas D. Miller                                        August 15, 1996

     Douglas D. Miller           President, Chief Operating
                                 Officer & Director



     Robert Orlando              Director

                                   EXHIBIT A


                           LANCER ORTHODONTICS, INC.
                         INDEX TO FINANCIAL STATEMENTS



                                                                          Page


Independent Auditors' Report

Balance Sheet - May 31, 1996

Statements of Operations - For Each of the Years in the
   Two-Year Period Ended May 31, 1996

Statements of Stockholders' Equity - For Each of the Years in the Two-Year Period Ended May 31, 1996

Statements of Cash Flows - For Each of the Years in the
   Two-Year Period Ended May 31, 1996

Notes to Financial Statements - For Each of the Years in the
   Two-Year Period Ended May 31, 1996

                          Independent Auditors' Report





The Board of Directors
Lancer Orthodontics, Inc.:
We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.








Irvine, California                                             Corbin & Wertz
July 19, 1996

BALANCE SHEET
MAY 31, 1996
                                         ASSETS
CURRENT ASSETS:
  Cash                                                              $   64,731
  Accounts receivable, less allowance for sales returns
   and doubtful receivables of $115,000 (Notes 7 and 8)              1,465,417
  Inventories (Notes 3 and 8)                                        1,585,963
  Prepaid expenses                                                      41,510

   Total current assets                                              3,157,621


PROPERTY AND EQUIPMENT, at cost (Notes 4, 8 and 9)                   2,523,585
  Less:  Accumulated depreciation and amortization                  (2,182,845)

                                                                       340,740


INTANGIBLE ASSETS, net (Note 5)                                        530,132

OTHER ASSETS                                                             4,400

                                                                    $4,032,893


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 6)                 $  387,872
  Line of credit (Note 7)                                              250,000
  Current portion of note payable to bank (Note 8)                     177,194
  Current portion of capital lease obligation (Note 9)                  21,648

   Total current liabilities                                           836,714

LONG TERM PORTION OF NOTE PAYABLE TO BANK (NOTE 8)                     262,806
LONG TERM PORTION OF CAPITAL LEASE OBLIGATION (NOTE 9)                  15,847
   Total liabilities                                                 1,115,367


COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY (Note 11):
  Redeemable convertible preferred stock, Series C,
   $.06 noncumulative annual dividend; $.75 par value:
   Authorized 250,000 shares; no shares issued and
   outstanding ($.75 liquidation preference)                                --
  Redeemable convertible preferred stock, Series D,
   $.04 noncumulative annual dividend; $.50 par value:
   Authorized 500,000 shares; 370,483 shares issued
   and outstanding ($.50 liquidation preference)                       185,242
  Common stock, no par value: Authorized 50,000,000
   shares; 14,851,896 shares issued and outstanding                  4,701,182
  Accumulated deficit                                                (1,968,898)

   Total stockholders' equity                                        2,917,526

                                                                    $4,032,893


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
For Each of the Years in the Two-Year Period Ended May 31, 1996
                                                1996                   1995

NET SALES (Note 14)                          $6,780,314             $7,123,015
COST OF SALES (Note 10)                       4,021,428              4,142,994

   Gross profit                               2,758,886              2,980,021

OPERATING EXPENSES:
   Selling                                    1,765,325              2,040,907
   General and administrative (Note 10)         447,322                461,355
   Product development                          130,240                162,997

TOTAL OPERATING EXPENSES                      2,342,887              2,665,259

INCOME FROM OPERATIONS (Note 14)                415,999                314,762

OTHER INCOME (EXPENSE):
   Interest expense (Notes 7, 8 and 9)       ( 104,113)               ( 168,879)
   Other income, net                              7,885                 10,993

TOTAL OTHER INCOME (EXPENSE)                 (  96,228)              (  157,886)

INCOME BEFORE INCOME TAXES                      319,771                156,876
INCOME TAXES (Note 13)                              800                    800

NET INCOME                                   $  318,971             $  156,076



NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 1)                 $      .02             $      .01





STATEMENTS OF STOCKHOLDERS' EQUITY
For Each of the Years in the Two-Year Period Ended May 31, 1996
                              Series D
                          Preferred Stock         Common Stock     Accumulated
                          Shares    Amount      Shares      Amount    Deficit       Total
Balance at June 1, 1994  370,483  $185,242  14,446,900  $4,594,297 $(2,443,945) $2,335,594
Conversion of Accrued
   Royalties (Note 11)        --        --     137,617      35,819          --      35,819
Net Income                    --        --          --          --     156,076     156,076

Balance at May 31, 1995  370,483   185,242  14,584,517   4,630,116  (2,287,869)  2,527,489
Conversion of Accrued
   Royalties (Note 11)        --        --     194,779      50,816          --      50,816
Issuance of Common
   Stock (Note 11)            --        --         600          --          --          --
Exercise of Stock
   Options (Note 11)          --        --      72,000      20,250          --      20,250
Net Income                    --        --          --          --     318,971     318,971

Balance at May 31, 1996  370,483  $185,242  14,851,896  $4,701,182 $(1,968,898) $2,917,526



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For Each of the Years in the Two-Year Period Ended May 31, 1996

                                                           1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $318,971    $156,076
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         234,145     354,982
     Provision for losses on accounts receivable         ( 20,000)      35,000
     Net change in operating assets and liabilities:
      Increase in accounts receivable                    ( 77,106)    (198,775)
      (Increase) decrease in inventories                 (164,010)      34,946
      (Increase) decrease in prepaid expenses            (  2,511)      11,569
      Decrease in accounts payable and accrued liabilities(179,188)   ( 40,302)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            110,301     353,496




CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                   (104,017)    (116,953)

NET CASH FLOWS USED IN INVESTING ACTIVITIES              (104,017)    (116,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit agreement (Note 7)  250,000          --
   Principal payments on note payable to bank (Note 8)   (745,000)    (400,000)
   Principal payments on capital leases                  ( 21,407)    ( 21,833)
   Proceeds from sale of common stock (Note 11)             20,250          --

NET CASH FLOWS USED IN FINANCING ACTIVITIES              (496,157)    (421,833)



NET DECREASE IN CASH AND CASH EQUIVALENTS                (489,873)    (185,290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           554,604     739,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 64,731    $554,604




                                                                     continued





STATEMENTS OF CASH FLOWS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996




Supplemental disclosures of cash flow information:

Cash paid during the year for:
                                                   1996           1995
            Interest                              $104,113       $170,564
            Income taxes                          $  1,126       $  1,108

Supplemental disclosure of non-cash financing and investing activities:

In fiscal 1996, the Company issued 194,779 shares of its common stock in satisfaction of $50,816 in accrued royalties (Note 11).

In fiscal 1995, the Company issued 137,617 shares of its common stock in satisfaction of $35,819 in accrued royalties (Note 11).

In fiscal 1995, the Company acquired $62,814 in equipment under a capital lease (Note 9).






The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For Each of the Years in the Two-Year Period Ended May 31, 1996

(1)  ORGANIZATION

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 10). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 83% and 17% of total sales, respectively, for fiscal 1996 and 84% and 16% of total sales, respectively, for fiscal 1995. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors, with approximately 59% and 64% during fiscal 1996 and 1995, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS - The Company uses the accrual method of accounting for financial and income tax reporting purposes.

CONCENTRATION OF CREDIT RISK - The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company's sales are not materially dependent on a single customer or a small group of customers. At May 31, 1996, two customers accounted for approximately 16% and 14%, respectively, of accounts receivable. The Company performs ongoing credit evaluations of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company does maintain reserves for potential credit losses based upon the Company's historical experience related to credit losses.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS -   The Company has financial instruments
whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, a line of credit, a note payable, and capital leases. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 1996.

CASH AND CASH EQUIVALENTS - For financial statement purposes, cash and cash equivalents are defined as demand deposits, money market accounts, and mutual funds, which have a remaining maturity of three months or less when purchased. All of the Company's cash equivalents matured as of May 31, 1996.


NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996
(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method or market. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead based upon standard rates derived from historical trends and experience factors. Market is determined by comparison with recent purchases or net realizable value.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using straight-line and declining-balance methods over the estimated useful lives of the related assets, ranging from three to twelve years. Leasehold improvements are amortized over the useful life of the asset or the remaining term of the lease, whichever is shorter.

INTANGIBLE ASSETS - Intangible assets are being amortized using the straight-line method over 18 years for the marketing and distribution rights and the technology use rights, and 7 years for certain units purchased under the technology use rights. Marketing and distribution rights include repurchased sales territories. Technology use rights include the 1985 purchase of the assets and technology of Titan Research Associates, Ltd. Under the technology use rights, the Company purchased 38 units of LP Research Associates, Ltd. between 1985 and 1993. No additional purchases have been made since 1993.

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected undiscounted future cash flows and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of intangible assets as of May 31, 1996. Amortization for the year ended May 31, 1996 amounted to approximately $24,900, $48,696, and $5,274, for the marketing and distribution rights, the technology use rights, and the units purchased of LP Research, respectively. Amortization for the year ended May 31, 1995 amounted to approximately $24,900, $48,696, and $21,816, for the marketing and distribution rights, the technology use rights, and the units purchased of LP Research, respectively.

REVENUE RECOGNITION - Revenues from product sales are recognized at the time the product is shipped.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME PER COMMON SHARE AND DIVIDENDS - Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding (15,534,416 for 1996 and 14,959,600 for 1995 on a primary basis and 15,705,817 for 1996 and 15,037,499 for 1995 on a fully diluted basis). Net income per common share is the same on a primary and fully diluted bases for both years presented. Outstanding stock options, warrants, and convertible preferred stock are common stock equivalents and have been included in the number of shares outstanding for 1996 and 1995. Dividends have never been declared or paid by the Company.


NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(3)  INVENTORIES

The components of inventories at May 31, 1996 consist of the following:

      Raw materials                                     $  301,161
      Work in process                                      190,635
      Finished products                                  1,094,167

         Total                                          $1,585,963



Approximately $1,360,000 of inventory is located at the Company's manufacturing facility in Mexico (Note 10).

(4)  PROPERTY AND EQUIPMENT

The components of property and equipment at May 31, 1996 consist of the following:

      Machinery and equipment                           $1,798,222
      Tooling, jigs, and fixtures                          317,081
      Leasehold improvements                               239,365
      Furniture and fixtures                                74,672
      Asset under capital lease                             68,214
      Construction in progress                              26,031

                                                         2,523,585
      Less accumulated depreciation and amortization    (2,182,845)

         Total                                          $  340,740



Approximately $179,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 10).
Included in accumulated depreciation is $20,464 relating to the asset under capital lease.

Total depreciation expense for the years ended May 31, 1996 and 1995, was $155,275 and $259,570, respectively.

(5)  INTANGIBLE ASSETS

The components of intangible assets at May 31, 1996 consist of the following:

      Marketing and distribution rights                 $  442,750
      Technology use rights                                858,328
      LP Research technology                               127,179

                                                         1,428,257
      Less accumulated amortization                     (  898,125)

`                                                       $  530,132



NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 1996 consist of the following:

`                 Trade accounts payable                  $190,709
                  Accrued payroll                           81,981
                  Other accrued liabilities                115,182
                     Total                                $387,872



(7)  LINE OF CREDIT

At May 31, 1996, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.25% at May 31, 1996) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1996 was $103,000. The line of credit expires on November 1, 1996. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

The following summarizes information on short-term borrowings from October 11, 1995 (the date the line was established) through May 31, 1996.

Average month end balance                                   $196,747
Maximum balance outstanding at any month end                $250,000
Weighted average interest rate (computed by dividing
 interest expense by average monthly balance)                  9.53%
Interest rate at year end                                      9.25%

(8)  NOTE PAYABLE TO BANK

Effective October 10, 1995, the Company arranged for a restructuring of its note payable. The note was divided into a new term note, with an original balance of $645,000 and a line of credit with an original balance of $400,000 (Note 7).
The new note payable is for a term of two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1% (9.25% at May 31, 1996). All unpaid principal and accrued interest is due and payable on November 1, 1997.

At May 31, 1996, the note payable is due as follows:

                  Years Ending May 31,

                        1997                              $177,194
                        1998                               262,806

                                                           440,000
                  Less current portion                    (177,194)

                                                          $262,806




NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996



(8)  NOTE PAYABLE TO BANK -CONTINUED



The loan is collateralized by inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,000,000, a debt to tangible net worth ratio of no more than 1.25 to 1, and a current ratio of at least 1.5 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

 (9)  CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the years ended May 31, 1996 and 1995.

The future annual minimum lease payments under the capital lease are as follows:

                  Years Ending May 31,

                        1997                                  $24,791
                        1998                                   16,528


         Total annual future minimum lease payments            41,319
         Less amount representing interest                    ( 3,824)


         Present value of net minimum lease payments           37,495
         Less current portion                                 (21,648)

                                                              $15,847



(10)  COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 1998, which requires monthly rentals that increase annually, from $2,900 per month (1994) to $4,400 per month (1998). The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid is included in deferred lease expense in accrued liabilities in the accompanying balance sheet.

The future minimum lease payments are as follows:

                  Years Ending May 31,
                        1997                                 $ 48,300
                        1998                                   51,400
                        1999                                   30,800

                                                             $130,500



Total rental expense for the years ended May 31, 1996 and 1995, was $45,840 and $50,400, respectively.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(10)  COMMITMENTS AND CONTINGENCIES - CONTINUED

MANUFACTURING AGREEMENT - In May, 1990, the Company entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increase, the hourly rate decreases. In December, 1992, the Company renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July, 1994, the Company again renegotiated the agreement reducing the administrative fee and extending the agreement through June, 1998. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law.

LICENSE AND ROYALTY AGREEMENTS - The Company has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements are for various durations and they require the Company to make payments based on the sales of the individual licensed products.

(11)  STOCKHOLDERS' EQUITY

COMMON STOCK - During 1996, the Company issued 194,779 shares of its common stock in satisfaction of $50,816 in accrued royalties, and issued 72,000 shares of common stock in connection with the exercise of stock options and issued 600 shares of common stock for aggregate consideration of $20,250 (see Stock Option Agreements below). During 1995, the Company issued 137,167 shares of its common stock in satisfaction of $35,819 in accrued royalties.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES C - The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after
December 31, 1994.   At May 31, 1996, there were no shares issued and
outstanding.  There were no dividends declared or paid in 1996 or 1995.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES D - The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $.04 non-cumulative dividend and is convertible at the option of the holder into one share of common stock. The company, at its option, can redeem outstanding shares of the preferred stock for cash at $.50 per share after December 31, 1994. There were 370,483 shares issued and outstanding at May 31, 1996. There were no dividends declared or paid in 1996 or 1995.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(11)  STOCKHOLDERS' EQUITY - CONTINUED

STOCK OPTION AGREEMENTS - The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to three years from the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the Board of Directors. The Company's shareholders have authorized a total of 2,500,000 shares to be available for grant under the Company's stock option plan.

Stock option information as of May 31, 1996 and 1995 consists of the following:

                                                    1996             1995

Outstanding at the beginning of the year
at prices ranging from $.20 to $.35               1,546,000        1,633,000

Granted at prices ranging from $.25 to $.28              --          172,000

Exercised at a price of $.28                      (  72,000)              --

Canceled or lapsed at prices ranging from
$.20 to $.35                                      (  34,000)       ( 259,000)


Outstanding at year end at prices ranging from
$.20 to $.35                                      1,440,000        1,546,000

Outstanding and exercisable at year end
at prices ranging from $.20 to $.35               1,274,167        1,219,001



In fiscal years ending 1998 and 2000, options covering 1,340,000 and 100,000 shares, respectively, will expire.

WARRANTS - In 1994, the Company issued warrants to purchase 1,404,167 shares of Common Stock at $.25 per share to two major shareholders and a member of the Board of Directors. The warrants expire in 1998. In view of the exercise price of the warrants, the Board of Directors determined that no value should be ascribed to the warrants at the date of issuance.

No warrants were issued in 1996 or 1995.



NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(11)  STOCKHOLDERS' EQUITY - CONTINUED

COMMON STOCK RESERVED - Shares of the Company's common stock, which have been reserved for issuance at May 31, 1996 and 1995 consists of the following:

                                                    1996                1995

      Stock Options:
         Outstanding                             1,440,000           1,546,000
         Future Issuance                           988,000             954,000
      Warrants                                   1,404,167           1,404,167
      For Conversion of Preferred Stock            370,483             370,483

            Total                                4,202,650           4,274,650




Total shares reserved for directors, officers, and employees included above are 2,019,167 and 2,053,167 at May 31, 1996 and 1995, respectively.

(12)  RETIREMENT SAVINGS PLAN

Effective September 1, 1986, the Company established a 401(k) plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of Internal Revenue Code Sections 415, 401(k), and 404. The Company, at the discretion of its Board of Directors, may make contributions to the plan in amounts determined by the Board each year. No contributions by the Company have been made since the plan's inception.

(13)  INCOME TAXES

The provision for income taxes for the years ended May 31, 1996 and 1995 consists of the following:

                                           Current      Deferred      Total

   Year ended May 31, 1996:
      U.S. Federal                           $  --       $  --        $  --
      State and Local                          800          --          800


                                             $ 800       $  --        $ 800


   Year ended May 31, 1995:
      U.S. Federal                           $  --       $  --        $  --
      State and Local                          800          --          800


                                             $ 800       $  --        $ 800





NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(13)  INCOME TAXES - CONTINUED

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1996 and 1995 are presented below:

                                                        1996           1995

Deferred tax assets:
   Accounts receivable, principally due to allowance
      for doubtful accounts and sales returns        $   46,000     $   54,000
   Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the
      Tax Reform Act of 1986 and allowance for
      inventory obsolescence                             98,261         91,262
   Compensated absences principally due to accrual
      for financial reporting                            20,100         22,892
   Net operating loss carryforwards                     996,391       1,153,732
   Business tax credit carryforwards                    197,131        201,925
   Less valuation allowance                          (1,274,053)    (1,430,021)

      Net deferred tax assets                            83,830         93,790
Deferred tax liabilities:
   Unamortized marketing rights                      (   83,830)    (   93,790)

                                                     $       --     $       --



Income tax expense for the years ended May 31, 1996 and 1995, differed from the amounts computed by applying the U.S. Federal income tax rate of 34 % to pre-tax income as a result of:

                                                             1996        1995


Computed "expected" tax expense                            $108,722   $ 53,338

Income (reduction) in income taxes resulting from:

   Meals and entertainment                                    9,855     12,721

   Change in beginning of the year balance of the
     valuation allowance for deferred tax assets
     allocated to income tax expense                       (118,305) (  65,787)

   State and local income taxes, net of tax benefit             528        528


                                                           $    800   $    800

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1996

(13)  INCOME TAXES - CONTINUED

As of May 31, 1996, the Company had net tax operating loss carryforwards of approximately $2,688,000 and business tax credits of approximately $175,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1997 to 2008. The Company also had net tax operating loss carryforwards of approximately $546,000 and business tax credits of approximately $23,000 available to offset future California taxable income and tax liabilities, respectively. The State carryforwards expire in varying amounts between 1997 and 1998.

(14)  EXPORT SALES

The Company has significant export sales, which are primarily to Western European countries. The net sales and operating activities for the years ended May 31, 1996 and 1995 are as follows:

                                                      1996              1995

Net Sales:
   Domestic                                       $3,999,000        $4,580,000
   Foreign                                         2,781,000         2,543,000

      Total                                       $6,780,000        $7,123,000




Operating Profit:
   Domestic                                       $  163,000        $  108,000
   Foreign                                           253,000           207,000

      Total                                       $  416,000        $  315,000