Form 10QSB
period 1996-08-31
LANCER ORTHODONTICS INC /CA/
filed 1996-10-07
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended August 31, 1996                   Commission File No. 0-5920


                           LANCER ORTHODONTICS, INC.

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

            Yes      X                                No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,879,884


Traditional small business disclosure format (check one):

            Yes      X                                No



PART I.   FINANCIAL INFORMATION


Item 1.     SUMMARIZED FINANCIAL INFORMATION


                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED
                                                 8/31/96            8/31/95


NET SALES                                      $1,485,282          $1,796,602

COST OF SALES                                     913,903           1,011,023


     Gross Profit                                 571,379             785,579


OPERATING EXPENSES:
     Selling, General & Administrative            515,932             608,619
     Product Development                           25,234              38,587


Total Operating Expenses                          541,166             647,206


INCOME FROM OPERATIONS                             30,213             138,373


OTHER INCOME (EXPENSE):
     Interest Expense                          (   16,803)         (   36,299)
     Other Income (Expense), net                      646               6,723


Total Other Income (Expense)                   (   16,157)         (   29,576)


INCOME BEFORE INCOME TAXES                         14,056             108,797

INCOME TAXES (NOTE H)                                 800                 800


NET INCOME                                     $   13,256          $  107,997



NET INCOME PER COMMON SHARE (NOTE I)           $     .001          $     .007





                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                    8/31/96

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  150,418
     Accounts Receivable, less allowances of $114,489 (Note D)      1,331,022
     Inventories (Note D)                                           1,675,801
     Prepaid Expenses                                                  17,271

        Total Current Assets                                        3,174,512


PROPERTY AND EQUIPMENT, at cost (Note D)                            2,535,901
     Less:  Accumulated depreciation                               (2,218,665)

                                                                      317,236

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           203,350
     Technology Use Rights, net                                       308,383

                                                                      511,733

OTHER ASSETS                                                            4,400

        Total Assets                                               $4,007,881



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  405,357
     Line of Credit (Note C)                                          250,000
     Current Portion of Note Payable to Bank (Note D)                 182,482
     Capital Lease Obligation (Note E)                                 22,266
        Total Current Liabilities                                     860,105


LONG TERM PORTION OF NOTE PAYABLE TO BANK (Note D)                    197,518
LONG TERM PORTION OF CAPITAL LEASE OBLIGATION (Note E)                 10,044
COMMITMENTS AND CONTINGENCIES (Note F)                                     --

STOCKHOLDERS' EQUITY (Note G):
     Redeemable Convertible Preferred Stock, Series C,
        $.06 noncumulative annual dividend $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
     Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; issued and outstanding
        370,483 shares ($.50 liquidation preference)                  185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
        issued and outstanding 14,879,884                           4,710,614
     Accumulated Deficit                                           (1,955,642)

        Total Stockholders' Equity                                  2,940,214

        Total Liabilities and Stockholders' Equity                 $4,007,881



                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                     8/31/96          8/31/95


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                    $  13,256         $107,997
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                 54,219           73,923
        Changes in assets and liabilities:
           Decrease (increase) in accounts
           receivable, net                           134,395          (32,749)
           Increase in inventories                   (89,838)        (162,261)
           Decrease in prepaid expenses               24,239           29,485
           Increase (decrease) in accounts
            payable and accrued liabilities           26,917         (107,633)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES   163,188         ( 91,238)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 12,316)        ( 34,797)

CASH FLOWS USED IN INVESTING ACTIVITIES             ( 12,316)        ( 34,797)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable to bank     ( 60,000)        (105,000)
     Principal payments of long-term debt and
     capital leases                                 (  5,185)        (  6,699)

CASH FLOWS USED IN FINANCING ACTIVITIES             ( 65,185)        (111,699)


INCREASE (DECREASE) IN CASH                           85,687         (237,734)
CASH AT BEGINNING OF PERIOD                           64,731         554,604

CASH AT END OF PERIOD                               $150,418         $316,870



Supplemental disclosure of non-cash financing activities:

In fiscal 1997, the Registrant issued 27,988 shares of its common stock in satisfaction of $9,432 in accrued royalties.


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS

(A) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of Lancer Orthodontics, Inc. (the "Company"). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

(B) ORGANIZATION

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note I). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

(C) LINE OF CREDIT

At August 31, 1996, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.25% at August 31, 1996) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1996 was $140,000. The line of credit expires on November 1, 1996. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

(D) NOTE PAYABLE TO BANK

Effective October 10, 1995, the Company arranged for a restructuring of its note payable. The note was divided into a new term note, with an original balance of $645,000 and a line of credit with an original balance of $400,000 (Note C).
The new note payable is for a term of two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1% (9.25% at August 31, 1996). All unpaid principal and accrued interest is due and payable on November 1, 1997.

The loan is collateralized by inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,000,000, a debt to tangible net worth ratio of no more than 1.25 to 1, and a current ratio of at least 1.5 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(E) CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended August 31, 1996 and 1995.

(F) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May, 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation., In July, 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. After June 30, 1996, either party may terminate the agreement with three months written notice. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law for employees dismissed at the request of the Company.

LEASES - The Company leases its main facility under an operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually. As of May 31, 1996, future minimum annual cash rental payments under the Company's facility lease are as follows:

                      Fiscal Year                     Amount
                          1997                       $48,300
                          1998                        51,400
                          1999                        30,800


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(G) STOCKHOLDER'S EQUITY

Common Stock Reserved


Shares of the Company's common stock reserved for issuance at August 31, 1996 and May 31, 1996, were as follows:

                                                       8/31/96        5/31/96

Stock Options:
     Outstanding                                     1,540,000      1,440,000
     Future Issuance                                   888,000        988,000

Warrants issued in conjunction with loans
and convertible debt                                 1,404,167      1,404,167

For conversion of preferred stock                      370,483        370,483
                                                     4,202,650      4,202,650



(H) INCOME TAXES

At May 31, 1996, the Company had net tax operating loss carryforwards of approximately $2,688,000 and business tax credits of approximately $175,000 available to offset future Federal taxable income and tax liabilities, respectively, expiring at varying dates between 1996 and 2008. The Company also had net tax operating loss carryforwards of approximately $546,000 and business tax credits of approximately $23,000 available to offset future California taxable income and tax liabilities, respectively, expiring at varying dates between 1997 and 1998.

(I) EARNINGS PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (15,892,931 and 15,447,474 for the three months ended August 31, 1996 and August 31, 1995 respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and where appropriate, they have been included in the weighted average number of shares outstanding for the three months ended August 31, 1996 and August 31, 1995.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
For the three months ended August 31, 1996, net income decreased $94,741 as compared to the year earlier period. The decrease in net income is primarily attributable to the reduction in sales, partially offset by a reduction in operating and interest expenses.

Net sales decreased $311,320 (17.3%) compared to the year earlier period. The decrease is attributable to a manufacturing processing problems and mold problems, which have resulted in lost sales and delayed deliveries. The manufacturing processing problems have been identified and are being corrected. The mold problems are being addressed through replacement of badly worn molds and repairing of other mold. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales increased from 56.3% to 61.5% as compared to the year earlier period. The decline in gross margin is attributable to manufacturing processing problems and mold problems experienced in the first quarter. The Company believes that the manufacturing problems have been identified and that aggressive actions are being taken to correct the problems. The elimination of the process and mold problems improve the Company's ability to meet sales demand.

Selling and general and administrative expenses decreased $92,687 (15.2%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs, professional fees, samples and catalog costs, partially offset by an increase in postage and advertising.

Product development expenses decreased $13,353 (34.6%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs. Interest expense decreased $19,496 (53.7%) compared to the year earlier period, reflecting reduced debt and interest rates.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


The Company's financial condition at August 31, 1996 and its previous two year ends was as follows:

                                       08/31/96       05/31/96       05/31/95


Current Assets                       $3,174,512     $3,157,621     $3,383,867
Current Liabilities                     860,105        836,714        971,283
Working Capital                       2,314,407      2,320,907      2,412,584
Bank Debt & Capitalized Leases          662,310        727,495      1,243,902
Shareholder Equity                    2,940,214      2,917,526      2,527,489
Total Assets                          4,007,881      4,032,893      4,389,267

Working capital decreased $6,500 during the three months, primarily because of the paydown of bank debt, partially offset by profitability and non-cash expenses. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-k reports filed during the quarter.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LANCER ORTHODONTICS, INC.

                                                        Registrant

Date October 4 , 1996                        By /s/ Douglas D. Miller

                                                Douglas D. Miller,
                                                President and Chief Operating
                                                Officer


                                             By /s/ Scott R. Striblen

                                                Scott R. Striblen,
                                                Vice President, Finance