Form 10QSB
period 1996-11-30
LANCER ORTHODONTICS INC /CA/
filed 1997-01-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended November 30, 1996                 Commission File No. 0-5920


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

            Yes       X                               No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,125,698


Traditional small business disclosure format (check one):

            Yes       X                               No



PART I.   FINANCIAL INFORMATION


Item 1.     SUMMARIZED FINANCIAL INFORMATION


                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                     FOR THE THREE            FOR THE SIX
                                      MONTHS ENDED            MONTHS ENDED
                                  11/30/96    11/30/95    11/30/96    11/30/95


NET SALES                       $1,599,996  $1,676,300  $3,085,278  $3,472,902

COST OF SALES                      958,818     926,596   1,872,721   1,937,619


     Gross Profit                  641,178     749,704   1,212,557   1,535,283


OPERATING EXPENSES:
     Selling, General & Admin      567,345     591,569   1,083,277   1,200,188
     Product Development            25,264      46,970      50,498      85,557


Total Operating Expenses           592,609     638,539   1,133,775   1,285,745


INCOME FROM OPERATIONS              48,569     111,165      78,782     249,538


OTHER INCOME (EXPENSE):
     Interest Expense           (   15,076) (   31,555) (   31,879) (   67,854)
     Other Income (Expense), net       682         470       1,328       7,193


Total Other Income (Expense)    (   14,394) (   31,085) (   30,551) (   60,661)


INCOME BEFORE INCOME TAXES          34,175      80,080      48,231     188,877

INCOME TAXES (NOTE C)                   --          --         800         800


NET INCOME                      $   34,175  $   80,080  $   47,431  $  188,077



NET INCOME PER COMMON
SHARE (NOTE D)                  $     .016  $     .035  $     .022  $     .084





                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)
                                    11/30/96


                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  118,743
     Accounts Receivable, less allowances of $103,674 (Note E)      1,339,873
     Inventories (Note E)                                           1,760,900
     Prepaid Expenses                                                  53,548

        Total Current Assets                                        3,273,064


PROPERTY AND EQUIPMENT, at cost (Note E)                            2,299,198
     Less:  Accumulated depreciation                               (2,015,120)

                                                                      284,078

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           197,125
     Technology Use Rights, net                                       296,209

                                                                      493,334

OTHER ASSETS                                                            4,400

        Total Assets                                               $4,054,876



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  483,511
     Line of Credit (Note F)                                          250,000
     Note Payable to Bank (Note E)                                    320,000
     Capital Lease Obligation (Note G)                                 22,902

        Total Current Liabilities                                   1,076,413


LONG TERM PORTION OF CAPITAL LEASE OBLIGATION (Note G)                  4,074
COMMITMENTS AND CONTINGENCIES (Note H)                                     --

STOCKHOLDERS' EQUITY (Note I):
     Redeemable Convertible Preferred Stock, Series C,
        $.06 noncumulative annual dividend $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
     Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; issued and
        outstanding 370,483 shares ($.50 liquidation preference)      185,242
     Common Stock, no par value: Authorized 50,000,000
        shares; issued and outstanding 2,125,698                    4,710,614
     Accumulated Deficit                                           (1,921,467)

        Total Stockholders' Equity                                  2,974,389

        Total Liabilities and Stockholders' Equity                 $4,054,876



                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                    11/30/96         11/30/95


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                     $ 47,431         $188,077
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                108,438          142,572
        Changes in assets and liabilities:
           Decrease (increase) in accounts
           receivable, net                           125,544           85,783
           Increase in inventories                  (174,937)        (260,829)
           Decrease in prepaid expenses             ( 12,038)        ( 20,664)
           Increase (decrease) in accounts
            payable and accrued liabilities          105,071         ( 60,296)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES   199,509           74,643


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 14,978)        ( 41,849)

CASH FLOWS USED IN INVESTING ACTIVITIES             ( 14,978)        ( 41,849)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under line of credit agreement          --        (225,000)
     Principal payments on note payable to bank     (120,000)       (210,000)
     Principal payments of capital leases           ( 10,519)       ( 11,464)
     Proceeds from sale of stock                          --           20,250

CASH FLOWS USED IN FINANCING ACTIVITIES             (130,519)       (426,214)


INCREASE (DECREASE) IN CASH                           54,012        (393,420)
CASH AT BEGINNING OF PERIOD                           64,731          554,604

CASH AT END OF PERIOD                               $118,743         $161,184

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

(B) ORGANIZATION

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note H). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

(C) INCOME TAXES

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

(D) EARNINGS PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding after giving effect for the one-for-seven reverse stock split (2,175,783 and 2,193,510 for the six months ended November 30, 1996 and November 30, 1995, respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and where appropriate, they have been included in the weighted average number of shares outstanding for the six months ended November 30, 1996 and November 30, 1995.


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(E) NOTE PAYABLE TO BANK
Effective October 10, 1995, the Company arranged for a restructuring of its note payable. The note was divided into a new term note, with an original balance of $645,000 and a line of credit with an original balance of $400,000 (Note F).
The new note payable is for a term of two years and requires monthly principal and interest payments of $18,889. Interest is at prime plus 1% (9.25% at November 30, 1996). All unpaid principal and accrued interest is due and payable on November 1, 1997.

The loan is collateralized by inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,000,000, a debt to tangible net worth ratio of no more than 1.25 to 1, and a current ratio of at least 1.5 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(F) LINE OF CREDIT

At November 30, 1996, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.25% at November 30, 1996) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1996 was $157,000. The line of credit expires on January 1, 1997. The bank has indicated that they intend to renew the line of credit. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

(G) CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended November 30, 1996 and 1995.

(H) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May, 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(H) COMMITMENTS AND CONTINGENCIES - continued

weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July, 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. After June 30, 1996, either party may terminate the agreement with three months written notice. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law for employees dismissed at the request of the Company.
LEASES - The Company leases its main facility under an operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually. As of May 31, 1996, future minimum annual cash rental payments under the Company's facility lease are as follows:

                      Fiscal Year                     Amount
                          1997                       $48,300
                          1998                        51,400
                          1999                        30,800

 (I) STOCKHOLDER'S EQUITY

REVERSE STOCK SPLIT - On November 15, 1996, the Company effected a one-for-seven reverse stock split of its no par value comon stock. In conjunction with the reverse split shares reserved for outstanding options, warrants, and conversion of preferred shares were adjusted one-for-seven.

COMMON STOCK RESERVED - Shares of the Company's common stock reserved for issuance at November 30, 1996 and May 31, 1996, adjusted to reflect the one-for-seven reverse stock split, were as follows:

                                                      11/30/96        5/31/96

Stock Options:
     Outstanding                                       234,287        205,715
     Future Issuance                                 2,193,713      2,222,285

Warrants issued in conjunction with loans and
convertible debt                                       200,596        200,596

For conversion of preferred stock                       52,926         52,926
                                                     2,681,522      2,681,522




                           LANCER ORTHODONTICS, INC.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


For the six months ended November 30, 1996, net income decreased $140,646 as compared to the year earlier period. The decrease in net income is attributable to the reduction in sales, and no comparable reduction in cost of sales, partially offset by a reduction in operating and interest expenses.

Net sales decreased $387,624 (11.2%) compared to the year earlier period. The decrease is attributable to manufacturing processing problems and mold problems, which have resulted in lost sales and delayed deliveries. The manufacturing processing problems have been identified and corrected. As part of the correction process, the Company is reworking a substantial portion of its inventory. The rework will be completed by the end of January 1997. At that time, the Company believes it will be in a position to recover lost customers and increase sales. The mold problems are being addressed through replacement of badly worn molds and repairing of other molds. The Company is reviewing the possiblity of spending approximately $500,000 to replace badly worn molds. The Company continues to search for and add new customers, distributors, private label customers, and sales representatives. The Company remains very active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales increased from 55.8% to 60.7% as compared to the year earlier period. The decline in gross margin is attributable to manufacturing processing problems and mold problems and the cost to rework a substantial portion of the Company's inventory. The manufacturing problems have been identified and actions have been taken to correct the problems. The elimination of the process and mold problems and the rework of the inventory will allow the Company to increase sales.

Selling and general and administrative expenses decreased $116,911 (9.7%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs, professional fees, and catalog costs, partially offset by an increase in postage and advertising. The decreases were the result of management's decisions to lower costs to offset the manufacturing problems that caused lower sales.

Product development expenses decreased $35,059 (41.0%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs.

Interest expense decreased $35,975 (53.0%) compared to the year earlier period, reflecting reduced debt and interest rates.


                           LANCER ORTHODONTICS, INC.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


The Company's financial condition at November 30, 1996 and its previous two year ends was as follows:

                                       11/30/96       05/31/96       05/31/95

Current Assets                       $3,273,064     $3,157,621     $3,383,867
Current Liabilities                   1,076,413        836,714        971,283
Working Capital                       2,196,651      2,320,907      2,412,584
Bank Debt & Capitalized Leases          596,976        727,495      1,243,902
Shareholder Equity                    2,974,389      2,917,526      2,527,489
Total Assets                          4,054,876      4,032,893      4,389,267

Working capital decreased $124,256 during the six months, primarily because of the reclassification of the long term portion of the bank debt to a current liability and the paydown of bank debt, partially offset by profitability and non-cash expenses. The Company is currently considering investing from $400,000 to $500,000 in equipment and new molds. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.


PART II.    OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


a. The Company's 1996 annual meeting of shareholders was held on October 25, 1996.

b.   The following nominees were elected directors:
            Joseph Irani               Janet Moore
            Zackary Irani              Robert Orlando
            Douglas Miller

c. The shareholders approved a one-for-seven reverse stock split of the Company's no par value common stock.
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-K reports filed during the quarter.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LANCER ORTHODONTICS, INC.

                                                     Registrant

Date January 10, 1997                 By /s/ Douglas D. Miller

                                          Douglas D. Miller,
                                          President and Chief Operating Officer


                                      By /s/ Scott R. Striblen

                                          Scott R. Striblen,
                                          Vice President, Finance