Form 10QSB
period 1997-02-28
LANCER ORTHODONTICS INC /CA/
filed 1997-04-04
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended February 28, 1997                 Commission File No. 0-5920


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


                                     FOR THE THREE            FOR THE NINE
                                      MONTHS ENDED            MONTHS ENDED
                                   2/28/97     2/29/96     2/28/97     2/29/96


NET SALES                       $1,622,618  $1,353,305  $4,707,896  $4,826,207

COST OF SALES                    1,072,613     955,008   2,945,334   2,892,627


     Gross Profit                  550,005     398,297   1,762,562   1,933,580


OPERATING EXPENSES:
     Selling, General & Admin      520,977     456,897   1,604,254   1,657,085
     Product Development            20,458      25,342      70,956     110,899


TOTAL OPERATING EXPENSES           541,435     482,239   1,675,210   1,767,984


INCOME (LOSS) FROM OPERATIONS        8,570  (   83,942)     87,352     165,596


OTHER INCOME (EXPENSE):
     Interest Expense           (   13,348) (   18,516) (   45,227) (   86,370)
     Other Income (Expense), net     2,366         713       3,694       7,906


TOTAL OTHER INCOME (EXPENSE)    (   10,982) (   17,803) (   41,533) (   78,464)


INCOME (LOSS) BEFORE
INCOME TAXES                    (    2,412) (  101,745)     45,819      87,132

INCOME TAXES (NOTE C)                   --          --         800         800


NET INCOME (LOSS)              $(    2,412)$(  101,745) $   45,019  $   86,332



NET INCOME (LOSS) PER
COMMON SHARE (NOTE D)          $(     .001)$(     .046) $     .020  $     .039




                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)
                                    2/28/97


                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $   100,389
     Accounts Receivable, less allowances of $103,508 (Note E)      1,420,531
     Inventories (Note E and F)                                     1,702,465
     Prepaid Expenses                                                   4,076

        Total Current Assets                                        3,227,461


PROPERTY AND EQUIPMENT, at cost (Note E)                            2,325,392
     Less:  Accumulated depreciation                               (2,050,940)

                                                                      274,452

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           190,900
     Technology Use Rights, net                                       284,035

                                                                      474,935


OTHER ASSETS                                                            4,400

        Total Assets                                               $3,981,248



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                   $     479,781
     Line of Credit (Note F)                                          248,000
     Note Payable to Bank (Note E)                                    260,000
     Capital Lease Obligation (Note G)                                 21,490

        Total Current Liabilities                                   1,009,271


COMMITMENTS AND CONTINGENCIES (Note H)

STOCKHOLDERS' EQUITY (Note I):
     Redeemable Convertible Preferred Stock, Series C,
        $.06 noncumulative annual dividend; $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
     Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; issued and outstanding
        370,483 shares ($.50 liquidation preference)                  185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
        issued and outstanding 2,125,698                            4,710,614
     Accumulated Deficit                                           (1,923,879)

        Total Stockholders' Equity                                  2,971,977

        Total Liabilities and Stockholders' Equity                 $3,981,248



                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    FOR THE NINE MONTHS ENDED
                                                     2/28/97          2/29/96


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                    $  45,019        $  86,332
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                162,657          211,222
        Provision for losses on accounts receivable       --           30,000
        Changes in assets and liabilities:
           Decrease in accounts receivable, net       44,886          152,795
           Increase in inventories                  (116,502)        (240,369)
           Decrease in prepaid expenses               37,434            1,242
           Increase (decrease) in accounts payable
            and accrued liabilities                  101,341         ( 65,618)


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          274,835          175,604


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 41,172)        ( 98,316)


CASH FLOWS USED IN INVESTING ACTIVITIES             ( 41,172)        ( 98,316)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under line of credit agreement    (  2,000)        (226,000)
     Principal payments on note payable to bank     (180,000)        (285,000)
     Principal payments of capital leases           ( 16,005)        ( 16,366)
     Proceeds from sale of stock                          --           20,250


CASH FLOWS USED IN FINANCING ACTIVITIES             (198,005)        (507,116)


INCREASE (DECREASE) IN CASH                           35,658         (429,828)
CASH AT BEGINNING OF PERIOD                           64,731          554,604
CASH AT END OF PERIOD                               $100,389         $124,776



Supplemental disclosure of non-cash financing activities:

In fiscal 1997, the Company issued 27,988 pre-split shares of its common stock in satisfaction of $9,432 in accrued royalties.

In fiscal 1996, the Company issued 155,700 pre-split shares of its common stock in satisfaction of $9,432 in accrued royalties.


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS

(A) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of Lancer Orthodontics, Inc. (the "Company"). The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

(D) EARNINGS PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding after giving effect for the one-for-seven reverse stock split (2,216,194 and 2,206,782 for the nine months ended February 28, 1997 and February 29, 1996 respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and where appropriate, they have been included in the weighted average number of shares outstanding for the nine months ended February 28, 1997 and February 29, 1996.
                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(E) NOTE PAYABLE TO BANK

At February 28, 1997, the Company had a note payable to a bank. The note payable is due May 1, 1998, and requires 13 monthly principal payments of $18,889 plus interest and one final principal payment of $14,444 plus interest. Interest is at prime plus 1% (9.25% at February 28, 1997).

The loan is collateralized by inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,250,000, a debt to tangible net worth ratio of no more than .75 to 1, and a current ratio of at least 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(F) LINE OF CREDIT

At February 28, 1997, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.25% at February 28, 1997) and are secured by and limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 1997 was $192,000. The line of credit expires on March 1, 1998. The lending agreement requires the same covenants as the note payable, see Note (E) above. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

(G) CAPITAL LEASE
The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended February 28, 1997 and February 29, 1996.

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

(I) STOCKHOLDER'S EQUITY

REVERSE STOCK SPLIT - On November 15, 1996, the Company effected a one-for-seven reverse stock split of its no par value common stock. In conjunction with the reverse split, shares reserved for outstanding options, warrants, and conversion of preferred shares were adjusted one-for-seven.

COMMON STOCK RESERVED -Shares of the Company's common stock reserved for issuance at February 28, 1997 and May 31, 1996, adjusted to reflect the one-for-seven reverse stock split, were as follows:

                                                          2/28/97     5/31/96

Stock Options:
     Outstanding, at prices ranging from $1.40 to $2.45   212,858     205,715
     Future Issuance                                      133,999     141,142

Warrants. at prices ranging from $1.5125 to $1.75         500,596     200,596

For conversion of preferred stock                          52,926      52,926


                                                          900,379     600,379



In 1997, the Company issued a warrant to purchase 300,000 shares of Common Stock at $1.5125 per share to a major shareholder. The warrant expires in 2000.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


For the nine months ended February 28, 1997, net income decreased $41,313 as compared to the year earlier period. The decrease in net income is attributable to the reduction in sales, and no comparable reduction in cost of sales, partially offset by a reduction in operating and interest expenses.

Net sales decreased $118,311 (2.5%) compared to the year earlier period. The decrease is attributable to problems that occurred during the first six months. Corrective actions have been taken to increase manufacturing output. This has
allowed the Company to increase sales.   With the increase in manufacturing
output, the Company believes it is in a position to continue to recover lost customers and increase sales. The Company continues to search for and add new distributors, private label customers, and sales representatives and is active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales increased from 59.9% to 62.6% as compared to the year earlier period. The decline in gross margin is attributable to problems that occurred in the first six months. The increase in manufacturing output and the resolution of problems will allow the Company to increase sales and reduce costs.

Selling, general, and administrative expenses decreased $52,831 (3.2%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs and catalog costs, partially offset by an increase in postage and advertising. The decreases were the result of management's decisions to lower costs to offset the manufacturing problems that caused lower sales.

Product development expenses decreased $39,943 (36.0%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs.

Interest expense decreased $41,143 (47.6%) compared to the year earlier period, reflecting reduced debt and interest rates.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


The Company's financial condition at February 28, 1997 and its previous two year ends was as follows:

                                       02/28/97       05/31/96       05/31/95


Current Assets                       $3,227,461     $3,157,621     $3,383,867
Current Liabilities                   1,009,271        836,714        971,283
Working Capital                       2,218,190      2,320,907      2,412,584
Bank Debt & Capitalized Leases          529,490        727,495      1,243,902
Shareholder Equity                    2,971,977      2,917,526      2,527,489
Total Assets                          3,981,248      4,032,893      4,389,267

Working capital decreased $102,717 during the nine months, primarily because of the reclassification of the long term portion of the bank debt to a current liability, partially offset by profitability and non-cash expenses. The Company is currently considering investing from $500,000 to $600,000 in equipment and new molds. Funds for this investment are expected to come from cash flow from operations and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

During the third quarter, the Company arranged for the renewal of its line of credit through March 1, 1998 and an extension of its term loan through May 1, 1998.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-k reports filed during the quarter.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LANCER ORTHODONTICS, INC.

                                                        Registrant

Date March      , 1997               By /s/ Douglas D. Miller

                                         Douglas D. Miller,
                                         President and Chief Operating Officer


                                     By /s/ Scott R. Striblen

                                         Scott R. Striblen,
                                         Vice President, Finance