Form 10KSB40
period 1997-05-31
LANCER ORTHODONTICS INC /CA/
filed 1997-08-14
CIK 57538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    Washington DC 20549

                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               (No fee required)

For the Fiscal Year Ended May 31, 1997            Commission File No. 0-5920



                 (Name of small business issuer in its charter)

             CALIFORNIA                                  95-2497155

  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

253 Pawnee Street, San Marcos, California                  92069-2437

(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:        (760) 744-5585

Securities Registered Pursuant to Section 12(b) of the Act:     NONE

Securities Registered Pursuant to Section 12(g) of the Act:     Common Stock

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenue for its most recent fiscal year $6,333,798.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on NASDAQ, on August 11, 1997, was approximately $1,060,307.

The number of shares of Issuer's no par value common stock outstanding as of August 11, 1997, was 2,125,712.

Documents Incorporated by Reference:
      1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, are incorporated by reference into
Part III.

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

  In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July 1994, Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, Lancer agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law.

  Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 1997.

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

  Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1997 fiscal year, Lancer had nine sales representatives, all in the United States, all of whom are employees of Lancer.

  In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing division which was established in 1982.
  For the fiscal years ended May 31, 1997 and 1996, sales by class of product are:

        Class of Product                           1997             1996

        Manufactured Products                   $5,196,000       $5,653,000
        Resale Products                          1,138,000        1,127,000

           TOTAL                                $6,334,000       $6,780,000



   Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For the fiscal years ended May 31, 1997 and 1996:
                                                     1997             1996


   Sales to unaffiliated customers:
         United States                            $3,764,000       $3,999,000
         Europe                                    1,276,000        1,419,000
         Other Foreign                             1,294,000        1,362,000

                                                  $6,334,000       $6,780,000



   Sales or transfers between geographic areas         none             none

   Operating profit:
         United States                            $  123,000       $  163,000
         Europe                                       76,000          129,000
         Other Foreign                                77,000          124,000

                                                  $  276,000       $  416,000



   Identifiable assets:
         United States                            $2,300,000       $2,494,000
         Mexico                                    1,650,000        1,539,000

                                                  $3,950,000       $4,033,000



   Export sales                                   $2,570,000       $2,781,000


  Lancer has retained a consulting firm to assist in developing a quality system which will achieve ISO 9002 and EN 46002 registration. Lancer anticipates achieving this registration within the current fiscal year.

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

  SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1997 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

  CUSTOMERS, BACKLOG, AND SEASONALITY OF BUSINESS. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1997 and 1996. Lancer's backlog at May 31, 1997 and 1996, was $237,000 and $353,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations.

  PATENTS AND TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS HELD. On April 4, 1989, Lancer was granted a patent on its Counter Force design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances.
  On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of seventeen years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales.

  Lancer has made a practice of selling its products under trademarks and of obtaining protection for those trademarks in the United States and certain foreign countries. Lancer considers these trademarks to be of importance in the operation of its business.

  PRODUCT DEVELOPMENT AND IMPROVEMENT. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. To this end, Lancer maintains a close liaison and consults frequently with practicing orthodontists. The costs incurred by Lancer on product development activities were approximately $93,000 and $130,000 for the fiscal years ended May 31, 1997 and 1996, respectively.

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

  EMPLOYEES. As of August 11, 1997, Lancer had 45 employees, 3 of whom are employed on a part-time basis. Additionally, Lancer, through its Mexican subcontractor, employed approximately 120 people in Mexico.

ITEM 2. PROPERTIES

Lancer conducts its operations in leased facilities located in San Marcos, California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the lease is for five years commencing January 1, 1994 and ending December 31, 1998. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for thirty-one months commencing April 1, 1996 and ending October 31, 1998. Future aggregate minimum annual cash lease payments for the years ending May 31, 1998 and 1999, are $113,581 and $56,794, respectively.

Lancer has subcontracted for a significant portion of its manufacturing in Mexicali, Mexico. The manufacturing is performed in approximately 16,000 square feet of space leased by the subcontractor.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 1997.

                                    PART II

ITEM 5. MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  On November 15, 1996, Lancer effected a one-for-seven reverse stock split of its common stock. High and low sales prices for Lancer's common stock, after giving effect for its one-for-seven reverse stock split, as reported by NASDAQ for the last two years are presented below. Lancer's stock is sold under the symbol LANZ.

        Quarter Ended                                 High              Low

        August 31, 1995                               $1.96             $ .63
        November 30, 1995                             $5.67             $1.75
        February 29, 1996                             $2.66             $1.54
        May 31, 1996                                  $2.66             $1.75
        August 31, 1996                               $2.84             $1.31
        November 30, 1996                             $2.41             $ .50
        February 28, 1997                             $1.50             $ .50
        May 31, 1997                                  $1.50             $ .63

  The approximate number of beneficial holders of Lancer's common stock and Series D preferred stock at May 31, 1997, was 1,209.

   No dividends have been declared or paid on Lancer's common stock since its inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

For the fiscal year ended May 31, 1997, net sales were $6,333,798, a decrease of $446,514 (6.6%) from the prior year. The sales decrease experienced from 1996 to 1997 is attributable to: (1) increased discounting in the domestic market;
(2) a reduction in sales to a major foreign distributor who began their own manufacturing; and (3) manufacturing problems from fiscal 1996 that were resolved in fiscal 1997. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increased sales.

Cost of sales, as a percentage of sales, increased from 59.3% to 60.6%. The increase is attributable to: (1) manufacturing problems from fiscal 1996 that were resolved in fiscal 1997; (2) ineffective plant management in Mexico which dramatically increased costs. The management was changed during fiscal 1997; and (3) increased discounting in the domestic market. To improve manufacturing, Lancer has started a program to add new equipment and improve processes and efficiencies.

Selling expenses, as a percentage of sales, decreased from 26.0% to 25.5%. The decrease is attributed to decreases in payroll, travel, office supplies, advertising, samples, and telephone expenses. The decreases were the result of management's decisions to lower costs to offset manufacturing costs and lower sales.
General and Administrative expenses, as a percentage of sales, increased from 6.6% to 8.0%. The percentage increase can be attributed to an increase in professional fees and the reduction in the sales base used to calculate the percentage.

Product Development expenses, as a percentage of sales, decreased from 1.9% to 1.5%. This can be attributed to a decrease in payroll and supplies. Lancer's management believes product development is vital to its future, and expects expenditures to increase over the next few years.

Interest expense, as a percentage of sales, decreased from 1.5% to .9%. The decrease is attributable to reduced levels of debt, partially offset by higher interest rates.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During fiscal 1997, Lancer's management negotiated an extension of its bank term loan through May 1998, at which time it will be paid in full. The term loan requires monthly principal payments of $18,889, plus interest. Interest is at prime plus 1% (9.5% at May 31, 1997). Management also negotiated a renewal of
Lancer's line of credit through March 1, 1998.   The line of credit is for
$500,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1997, was $145,000. Borrowings are made at prime plus 1% (9.5% at May 31, 1997).

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital increased by $96,100, as compared to the prior year, primarily because of profitability and non-cash expenses.
Lancer's management believes that capital expansion and modernization of equipment is required to be able to introduce new products, to improve manufacturing efficiencies, and to stay competitive in the marketplace. To meet its goals, Lancer has budgeted to spend up to $700,000 for capital improvements during 1998, primarily in manufacturing, if sufficient operating funds or borrowings are available.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 24, 1997, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 1997, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held October 24, 1997, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1997, is also incorporated herein by reference. Information regarding
Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders to be held October 24, 1997, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1997, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 24, 1997, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1997, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be held October 24, 1997, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1997, is incorporated herein by reference.


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

(b)  Reports on Form 8-K


   Lancer filed one Form 8-K, dated April 28, 1997, during the final quarter of Lancer's fiscal year ended May 31, 1997. The Form 8-k reported that on April 28, 1997, Mr Joseph Irani, Chairman of the Board, Secretary, Treasurer, and significant shareholder of Lancer died of natural causes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 11, 1997

LANCER ORTHODONTICS, INC.


By:  /s/ Douglas D. Miller

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

Signature                           Title                         Date



/s/ Zackary Irani                                           August 11, 1997

     Zackary Irani            Chairman of the Board
                              & Director

/s/ Douglas D. Miller                                       August 11, 1997

     Douglas D. Miller        President, Chief Operating
                              Officer &  Director

/s/ Janet Moore                                             August 11, 1997

     Janet Moore              Secretary & Director



     Robert Orlando           Director

                                   EXHIBIT A


                           LANCER ORTHODONTICS, INC.


                         INDEX TO FINANCIAL STATEMENTS



                                                                         Page


Independent Auditors' Report                                               11

Balance Sheet - May 31, 1997                                               12

Statements of Operations - For Each of the Years in the
   Two-Year Period Ended May 31, 1997                                      13

Statements of Stockholders' Equity - For Each of the Years
   in the Two-Year Period Ended May 31, 1997                               13

Statements of Cash Flows - For Each of the Years in the
   Two-Year Period Ended May 31, 1997                                      14

Notes to Financial Statements - For Each of the Years in the
   Two-Year Period Ended May 31, 1997                                      15

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Lancer Orthodontics, Inc.:

We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.








Irvine, California                                             CORBIN & WERTZ
July 22, 1996

BALANCE SHEET
MAY 31, 1997

                             ASSETS (Notes 7 and 8)

CURRENT ASSETS:
  Cash                                                             $  154,761
  Accounts receivable, less allowance for sales returns
   and doubtful receivables of $105,000                             1,178,836
  Inventories (Note 3)                                              1,845,654
  Prepaid expenses                                                     37,806

   Total current assets                                             3,217,057


PROPERTY AND EQUIPMENT, Net (Notes 4 and 9)                           272,340

INTANGIBLE ASSETS, net (Note 5)                                       456,536

OTHER ASSETS                                                            4,400

                                                                   $3,950,333



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 6)                $  384,202
  Line of credit (Note 7)                                             200,000
  Note payable to bank (Note 8)                                       200,000
  Capital lease obligation (Note 9)                                    15,848

   Total current liabilities                                          800,050
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 11):
  Redeemable convertible preferred stock, Series C,
     $.06 noncumulative annual dividend; $.75 par value;
     Authorized 250,000 shares; no shares issued and outstanding
     ($.75 liquidation preference)                                         --
  Redeemable convertible preferred stock, Series D,
     $.04 noncumulative annual dividend; $.50 par value;
     Authorized 500,000 shares; 370,483 shares issued and outstanding
     ($.50 liquidation preference)                                    185,242
  Common stock, no par value: Authorized 50,000,000 shares;
     2,125,712 shares issued and outstanding                        4,710,614
  Accumulated deficit                                              (1,745,573)

     Total stockholders' equity                                     3,150,283

                                                                   $3,950,333


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
For Each of the Years in the Two-Year Period Ended May 31, 1997
                                                1997                  1996

NET SALES (Note 14)                          $6,333,798            $6,780,314
COST OF SALES (Note 10)                       3,839,967             4,021,428

   Gross profit                               2,493,831             2,758,886

OPERATING EXPENSES:
   Selling                                    1,615,484             1,765,325
   General and administrative (Note 10)         509,239               447,322
   Product development                           93,157               130,240
TOTAL OPERATING EXPENSES                      2,217,880             2,342,887

INCOME FROM OPERATIONS (Note 14)                275,951               415,999

OTHER INCOME (EXPENSE):
   Interest expense (Notes 7, 8 and 9)       (  58,659)           (  104,113)
   Other income, net                              6,833                 7,885

TOTAL OTHER INCOME (EXPENSE)                 (  51,826)           (   96,228)

INCOME BEFORE INCOME TAXES                      224,125               319,771
INCOME TAXES (Note 13)                              800                   800

NET INCOME                                   $  223,325            $  318,971



NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (PRIMARY AND
   FULLY DILUTED)                            $      .10            $      .14



WEIGHTED AVERAGE SHARES OF COMMON STOCK
   PRIMARY                                    2,208,239             2,219,202


   FULLY DILUTED                              2,208,239             2,243,688




STATEMENTS OF STOCKHOLDERS' EQUITY
For Each of the Years in the Two-Year Period Ended May 31, 1997
                      Series D Preferred Stock    Common Stock        Accumulated
                            Shares  Amount      Shares      Amount      Deficit      Total
Balance at June 1, 1995  370,483  $185,242   2,083,516  $4,630,116 $(2,287,869) $2,527,489
Conversion of Accrued
   Royalties (Note 11)        --        --      27,826      50,816          --      50,816
Issuance of Common
   Stock (Note 11)            --        --          86          --          --          --
Exercise of Stock
   Options (Note 11)          --        --      10,286      20,250          --      20,250
Net Income                    --        --          --          --     318,971     318,971

Balance at May 31, 1996  370,483   185,242   2,121,714   4,701,182  (1,968,898)  2,917,526
Conversion of Accrued
   Royalties (Note 11)        --        --       3,998       9,432          --       9,432
Net Income                    --        --          --          --     223,325     223,325

Balance at May 31, 1997  370,483  $185,242   2,125,712  $4,710,614 $(1,745,573) $3,150,283



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For Each of the Years in the Two-Year Period Ended May 31, 1997

                                                         1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $223,325       $318,971
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                     193,347        234,145
     Provision for losses on accounts receivable     ( 10,000)      ( 20,000)
     Net change in operating assets and liabilities:
      Decrease (increase) in accounts receivable       296,581      ( 77,106)
      Increase in inventories                        (259,691)      (164,010)
      Decrease (increase) decrease in prepaid expenses   3,704      (  2,511)
      Increase (decrease) in accounts payable and
      accrued liabilities                                5,762       (179,188)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES        453,028        110,301


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment               ( 51,351)      (104,017)

NET CASH FLOWS USED IN INVESTING ACTIVITIES          ( 51,351)      (104,017)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under line of credit
   agreement (Note 7)                                ( 50,000)        250,000
   Principal payments on note payable to bank (Note 8)(240,000)     (745,000)
   Principal payments on capital leases (Note 9)     ( 21,647)      ( 21,407)
   Proceeds from exercise of stock options (Note 11)        --         20,250

NET CASH FLOWS USED IN FINANCING ACTIVITIES          (311,647)      (496,157)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    90,030      (489,873)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        64,731        554,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $154,761       $ 64,731



Supplemental disclosures of cash flow information:

Cash paid during the year for:
                                                         1997

            Interest                                   $58,020      $104,113


            Income taxes                               $ 1,240      $  1,126



Supplemental disclosure of non-cash financing and investing activities:

In fiscal 1997, the Company issued 3,998 shares of its common stock in satisfaction of $9,432 in accrued royalties (Note 11).

In fiscal 1996, the Company issued 27,826 shares of its common stock in satisfaction of $50,816 in accrued royalties (Note 11).

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For Each of the Years in the Two-Year Period Ended May 31, 1997

(1)  ORGANIZATION

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 10). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 82% and 18% of total sales, respectively, for fiscal 1997 and 83% and 17% of total sales, respectively, for fiscal 1996. Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 59% during fiscal 1997 and 1996, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS - The Company uses the accrual method of accounting for financial and income tax reporting purposes.

ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS _ For the year ended May 31 1997, the Company adopted Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of.
Management has determined that there is no impairment of long lived assets as of May 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS _ The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, a line of credit, a note payable, and a capital lease. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 1997.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily relate to the determination of the allowance for sales returns and doubtful receivables, and the realizeability of inventories and intangible assets. Actual results could differ from those estimates.


NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(2)

CONCENTRATIONS OF CREDIT RISK - The Company at times maintains cash balances at certain financial institutions in excess of the federally insured deposits.

The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of May 31, 1997, reserves for credit losses totaled $65,000. Reserves for sales returns totaled $40,000. At May 31, 1997, two customers accounted for approximately 17% and 11%, respectively, of accounts receivable.

No one company accounted for more than 10% of consolidated purchases for the year ended May 31, 1997. At May 31, 1997, one company accounted for approximately 12% of accounts payable.

CASH AND CASH EQUIVALENTS - For financial statement purposes, cash and cash equivalents are defined as demand deposits, money market accounts, and mutual funds, which have a remaining maturity of three months or less when purchased. The Company had no cash equivalents as of May 31, 1997.

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

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using straight-line and declining-balance methods over the estimated useful lives of the related assets, generally five years. Leasehold improvements are amortized over the useful life of the asset or the remaining term of the lease, whichever is shorter.

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

The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of intangible assets as of May 31, 1997. Amortization for the year ended May 31, 1997, amounted to $24,900 and $48,696 for the marketing and distribution rights and the technology use rights, respectively. Amortization for the year ended May 31, 1996, amounted to approximately $24,900, $48,696, and $5,274, for the marketing and distribution rights, the technology use rights, and the units purchased of LP Research, respectively. The LP Research units were fully amortized as of May 31, 1996. NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

RISKS AND UNCERTAINTIES _ LICENSES _ Certain of the Company's sales of products are governed by license agreements with outside third parties. All of such license agreements to which the Company currently is a party are for fixed terms which will expire after ten years or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is
free to use the technology that had been licensed.    There can be no assurance
that the Company will be able to obtain future license agreements as deemed necessary by management. The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

STOCK BASED COMPENSATION _ During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", which defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied.
The Company has elected to account for its stock based compensation to employees under APB 25.

REVENUE RECOGNITION - Revenues from product sales are recognized at the time the product is shipped.

INCOME TAXES - The Company accounts for income taxes using the asset and liability approach under Statement of Financial Accounting Standards No. 109, ("SFAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME PER COMMON SHARE AND DIVIDENDS - Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding after giving effect for the one-for-seven reverse stock split. Net income per common share is the same on a primary and fully diluted basis for both years presented. Outstanding stock options, warrants, and convertible preferred stock are common stock equivalents and have been included in the number of shares outstanding for 1997 and 1996. Dividends have never been declared or paid by the Company.

The Financial Accounting Standards Board has Issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is primarily a disclosure standard which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not been determined by management.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

ONE-FOR-SEVEN REVERSE STOCK SPLIT _ On November 15, 1996, the Company effected a one-for-seven reverse stock split of its common stock. For all periods presented, the components of shareholders' equity have been adjusted to reflect the reverse stock split.

 (3)  INVENTORIES

The components of inventories at May 31, 1997, consist of the following:

      Raw materials                                     $  323,974
      Work in process                                       90,268
      Finished products                                  1,431,412

         Total                                          $1,845,654


Approximately $1,534,000 of inventory is located at the Company's manufacturing facility in Mexico (Note 10).

(4)  PROPERTY AND EQUIPMENT

The components of property and equipment at May 31, 1997, consist of the following:

      Machinery and equipment                           $1,793,910
      Tooling, jigs, and fixtures                          368,223
      Furniture and fixtures                                51,544
      Asset under capital lease (Note 9)                    62,814

                                                         2,276,491
      Less accumulated depreciation and amortization    (2,004,151)

         Total                                          $  272,340



Approximately $116,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 10).

Included in accumulated depreciation is $31,405 relating to the asset under capital lease (See Note 9). Total depreciation expense for the years ended May 31, 1997 and 1996, was $119,751 and $155,275, respectively.

(5)  INTANGIBLE ASSETS

The components of intangible assets at May 31, 1997, consist of the following:

      Marketing and distribution rights                 $  442,750
      Technology use rights                                858,328

                                                         1,301,078
      Less accumulated amortization                     (  844,542)

`                                                       $  456,536



NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at May 31, 1997, consist of the following:

`                 Trade accounts payable                  $177,653
                  Accrued payroll and related benefits      65,568
                  Other accrued liabilities                140,981

                     Total                                $384,202



(7)  LINE OF CREDIT

At May 31, 1997, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at May 31, 1997) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1997, was $145,000. The line of credit expires on March 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

The following summarizes information on short-term borrowings for the year ended May 31, 1997:

Average month end balance                                           $245,250
Maximum balance outstanding at any month end                        $250,000
Weighted average interest rate (computed by dividing
   interest expense by average monthly balance)                        9.55%
Interest rate at year end                                              9.50%

(8)  NOTE PAYABLE TO BANK

At May 31, 1997, the Company had a note payable to a bank requiring monthly principal payments of $18,889, plus interest at prime plus 1% (9.5% at May 31, 1997). In March 1997, the note was extended to May 1, 1998, at which time all unpaid principal and accrued interest is due and payable.

The line of credit (see Note 7) and the note are collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for both the line of credit and the note requires, among other things, that the Company maintain a tangible net worth of $2,250,000, a debt to tangible net worth ratio of no more than .75 to 1, and a current ratio of at least 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.


NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(9)  CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the years ended May 31, 1997 and 1996 (See Note 4).

The future annual minimum lease payments under the capital lease are as follows:

         Year Ending May 31, 1998                             $16,528
         Less amount representing interest at 11.3%           (   680)

         Present value of net minimum lease payments          $15,848




(10)  COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 1998, which requires monthly rentals that increase annually, from $2,900 per month (1994) to $4,400 per month (1998). The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $9,620 at May 31, 1997, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 1997 and 1996, was $45,840.

Effective April 1, 1996, the Company entered into a non-cancelable operating lease for its Mexico facility expiring October 31, 1998, which requires average monthly rentals of $5,182. The rentals are subject to annual increases based on the United States Consumer Price Index. Prior to April 1, 1996, such was included in amounts paid under the terms of the manufacturing agreement, discussed in the following paragraph. Total expense for this for this facility for the years ended May 31, 1997 and 1996, was $71,772 and $71,287 respectively.

Future aggregate minimum lease payments for the years ending May 31, 1998 and 1999, are $113,581 and $56,794, respectively.

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increase, the hourly rate decreases. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended agreement gives the Company greater control over

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(10)  COMMITMENTS AND CONTINGENCIES - CONTINUED

all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in the preceding paragraph. The Company has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 1997, this obligation was approximately $221,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.
LICENSE AND ROYALTY AGREEMENTS - The Company has entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements are for various durations expiring through 2007 and they require the Company to make payments based on the sales of the individual licensed products.

The Company has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by the Company.

(11)  STOCKHOLDERS' EQUITY

On November 15, 1996, the Company effected a one-for-seven reverse stock split of its common stock. For all periods presented, components of shareholders' equity and share information have been adjusted to reflect the reverse stock split.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES C - The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after December 31,
1994.   At May 31, 1996, there were no shares issued and outstanding.  There were no dividends declared or paid in 1997 or 1996.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES D - The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.50 per share after December 31, 1994. There were 370,483 shares issued and outstanding at May 31, 1997. There were no dividends declared or paid in 1997 or 1996.

COMMON STOCK - During 1997, the Company issued 3,998 shares of its common stock in satisfaction of $9,432 in accrued royalties. During 1996, the Company issued 27,826 shares of its common stock in satisfaction of $50,816 in accrued royalties, and issued 10,286 shares of common stock in connection with the exercise of stock options and issued 86 shares of common stock for aggregate consideration of $20,250 (see Stock Option Agreements below).
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(11)  STOCKHOLDERS' EQUITY - CONTINUED

STOCK OPTION AGREEMENTS - The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to four years from the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the Board of Directors. The Company's shareholders have authorized a total of 357,143 shares to be available for grant under the Company's stock option plan.

Options granted prior to May 31, 1995, generally vested on date of grant and
expire in April 1998 or August 1999.   No options were granted during the year
ended May 31, 1996. During the year ended May 31, 1997, the Company granted options to purchase 14,286 and 21,429 shares of common stock at $1.750 and $2.625 per share, respectively, to two employees. The options vest over four years and expire in 2001.

SFAS 123 PRO FORMA INFORMATION - Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the year ended May 31, 1997, (no options were issued in the year ended May 31, 1996): risk free interest rate of 6.5%; dividend yield of 0%; expected life of the option of 5 years; and volatility factor of the expected market price of the Company's common stock of 70%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the year ended May 31, 1997, are as follows:

   Net income, as reported                                            $223,325
   Adjustment to compensation expense under SFAS 123                     3,961

   Net income, pro forma                                              $219,364

   Net income per common and common equivalent share, as reported     $    .10


   Net income per common and common equivalent share, pro forma       $    .10



NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(11)  STOCKHOLDERS' EQUITY - CONTINUED

The following summary presents the options granted and outstanding as of May 31, 1997:

                                                                      Weighted
                                                                       average
                                            Number of Shares
                                                                      exercise
                                     Employee  Nonemployee    Total      price

Outstanding, June 1, 1995            189,144      31,715     220,859     $1.55
   Granted                                 --         --          --        --
   Exercised                               --   (10,286)   ( 10,286)      1.97
   Canceled                         (  4,858)         --   (  4,858)      2.43

Outstanding, May 31, 1996             184,286     21,429     205,715      1.51
   Granted                             35,715         --      35,715      2.28
   Exercised                               --         --          --        --
   Canceled                         ( 35,715)         --   ( 35,715)      2.28

Outstanding, May 31, 1997             184,286     21,429     205,715      1.51

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 1997:

                                                                     Weighted
                                                                      average
                                                                  contractual
                                    Number of options                    life

          Exercise price       Outstanding   Exercisable            remaining

             $1.40               110,715      110,715                .9 years
              1.47                57,143       57,143                .9
              1.75                14,286           --               4.4
              1.96                20,000       20,000                .9
              2.10                 2,142        2,142                .9
              2.45                 1,429        1,429                .9

                    Total        205,715      191,429



WARRANTS - In 1994, the Company issued warrants to purchase 200,596 shares of Common Stock at $1.75 per share to two major shareholders and a member of the Board of Directors. The warrants expire in 1998. In view of the exercise price of the warrants, the Board of Directors determined that no value should be ascribed to the warrants at the date of issuance.

No warrants were issued in 1997, 1996, or 1995.

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

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(13)  INCOME TAXES

The provision for income taxes for the years ended May 31, 1997 and 1996, consists of the following:

                                      Current      Deferred       Total

   Year ended May 31, 1997:
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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1997 and 1996, are presented below:

                                                        1997            1996

Deferred tax assets:
   Accounts receivable, principally due to
   allowance for doubtful accounts and sales returns  $42,000         $46,000
   Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986 and allowance for inventory
   obsolescence                                        89,978          98,261
   Compensated absences principally due to accrual for
   financial reporting                                 14,960          20,100
   Net operating loss carryforwards                   879,626         996,391
   Business tax credit carryforwards                  191,096         197,131
   Less valuation allowance                        (1,144,990)     (1,274,053)

      Net deferred tax assets                          72,670          83,830
Deferred tax liabilities:
   Unamortized marketing rights                    (   72,670)     (   83,830)

                                                   $       --      $       --



NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1997

(13)  INCOME TAXES - CONTINUED

Income tax expense for the years ended May 31, 1997 and 1996, differed from the amounts computed by applying the U.S. Federal income tax rate of 34 % to pre-tax income as a result of:

                                                      1997             1996


Computed "expected" tax expense                    $  76,203         $108,722

Income (reduction) in income taxes resulting from:
   Meals and entertainment                             9,860            9,855

   Change in beginning of the year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax expense                (  85,791)         (118,305)

   State and local income taxes, net of tax benefit      528              528


                                                   $     800        $     800



As of May 31, 1997, the Company had net tax operating loss carryforwards of approximately $2,418,000 and business tax credits of approximately $169,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1998 to 2008. The Company also had net tax operating loss carryforwards of approximately $618,000 and business tax credits of approximately $23,000 available to offset future California taxable income and tax liabilities, respectively. The State carryforwards expire in 1998.

(14)  EXPORT SALES

The Company has significant export sales, which are primarily to Western European countries. The net sales and operating activities for the years ended May 31, 1997 and 1996, are as follows:

                                                1997                 1996

Net Sales:
   Domestic                                  $3,764,000           $3,999,000
   Foreign                                    2,570,000            2,781,000

      Total                                  $6,334,000           $6,780,000





Operating Profit:
   Domestic                                  $  123,000           $  163,000
   Foreign                                      153,000              253,000

      Total                                  $  276,000           $  416,000