Form 10-K405
period 1997-08-31
LANCER ORTHODONTICS INC /CA/
filed 1997-10-10
CIK 57538

SECURITIES AND EXCHANGE COMMISSION


                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended August 31, 1997                   Commission File No. 0-5920


                           LANCER ORTHODONTICS, INC.

       (Exact Name of Small Business Issuer as Specified in its Charter)

          CALIFORNIA                                         95-2497155

(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

                253 Pawnee Street, San Marcos, California 92069

                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code:                 (760) 744-5585

   Check whether the issuer:  (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
            Yes       X                               No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,125,712


Traditional small business disclosure format (check one):

            Yes       X                               No



PART I.   FINANCIAL INFORMATION


Item 1.     SUMMARIZED FINANCIAL INFORMATION


                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                    8/31/97


                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $   89,213
     Accounts Receivable, less allowances of $104,250 (Note G)      1,164,677
     Inventories (Note G)                                           1,886,976
     Prepaid Expenses                                                  10,742

        Total Current Assets                                        3,151,608
PROPERTY AND EQUIPMENT, at cost (Note G)                            2,306,107
     Less:  Accumulated depreciation                               (2,050,141)

                                                                      255,966

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           178,450
     Technology Use Rights, net                                       259,687

                                                                      438,137

OTHER ASSETS                                                            4,400

        Total Assets                                               $3,850,111



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  357,310
     Line of Credit (Note F)                                          200,000
     Current Portion of Note Payable to Bank (Note G)                 130,000
     Capital Lease Obligation (Note H)                                 10,044

        Total Current Liabilities                                     697,354


COMMITMENTS AND CONTINGENCIES (Note I)                                     --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
     $.06 noncumulative annual dividend $.75 par value:
     Authorized 250,000 shares; no shares issued and
     outstanding ($.75 liquidation preference)                             --
     Redeemable Convertible Preferred Stock, Series D,
     $.04 noncumulative annual dividend; $.50 par value:
     Authorized 500,000 shares; issued and outstanding
     370,483 shares ($.50 liquidation preference)                     185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
     issued and outstanding 2,125,712                               4,710,614
     Accumulated Deficit                                           (1,743,099)

        Total Stockholders' Equity                                  3,152,757

        Total Liabilities and Stockholders' Equity                 $3,850,111



                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED
                                                 8/31/97            8/31/96


NET SALES                                      $1,447,783          $1,485,282

COST OF SALES                                     889,729             913,903


     Gross Profit                                 558,054             571,379


OPERATING EXPENSES:
     Selling, General & Administrative            504,566             515,932
     Product Development                           39,642              25,234


Total Operating Expenses                          544,208             541,166
INCOME FROM OPERATIONS                             13,846              30,213


OTHER INCOME (EXPENSE):
     Interest Expense                          (    9,473)         (  16,803)
     Other Income (Expense), net               (    1,099)                646


Total Other Income (Expense)                   (   10,572)         (  16,157)


INCOME BEFORE INCOME TAXES                          3,274              14,056

INCOME TAXES (NOTE J)                                 800                 800


NET INCOME                                     $    2,474          $   13,256



NET INCOME PER COMMON SHARE (NOTE K)           $     .001          $     .006





                            LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                     $  2,474         $ 13,256
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                 64,389           54,219
        Changes in assets and liabilities:
           Decrease in accounts rec, net              14,159          134,395
           Increase in inventories                  ( 41,322)        ( 89,838)
           Decrease in prepaid expenses               27,064           24,339
           Increase (decrease) in accounts payable
             and accrued liabilities                ( 26,892)          26,917

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES                                            39,872          163,188


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 29,616)       ( 12,316)

CASH FLOWS USED IN INVESTING ACTIVITIES             ( 29,616)       ( 12,316)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable to bank     ( 70,000)       ( 60,000)
     Principal payments of capital leases           (  5,804)       (  5,185)

CASH FLOWS USED IN FINANCING ACTIVITIES             ( 75,804)       ( 65,185)


INCREASE (DECREASE) IN CASH                         ( 65,548)          85,687
CASH AT BEGINNING OF PERIOD                          154,761           64,731

CASH AT END OF PERIOD                               $ 89,213         $150,418



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

(B) ORGANIZATION

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note I). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.
(C) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

(D) STOCK BASED COMPENSATION

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


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS _ continued

(E) ONE-FOR-SEVEN REVERSE STOCK SPLIT

On November 15, 1996, the Company effected a one-for-seven reverse stock split of its common stock. For all periods presented, that components of shareholders' equity have been adjusted to reflect the reverse stock split.

(F) LINE OF CREDIT

At August 31, 1997, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at August 31, 1997) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1997 was $176,000. The line of credit expires on March 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

(G) NOTE PAYABLE TO BANK

At August 31, 1997, the Company had a note payable to a bank requiring monthly principal payments of $18,889, plus interest at prime plus 1% (9.5% at August 31, 1997). The note expires on May 1, 1998, at which time all unpaid principal and accrued interest is due and payable.

The line of credit (see Note F) and the note are collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for both the line of credit and the note requires, among other things, that the Company maintain a tangible net worth of $2,250,000, a debt to tangible net worth ratio of no more than .75 to 1, and a current ratio of at least 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(H) CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended August 31, 1997 and 1996.

(I) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May, 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated
                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS _ continued

the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation., In July, 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. The Company has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 1998, which requires monthly rentals that increase annually, from $2,900 per month (1994) to $4,400 per month (1998). The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 31, 1998, which requires average monthly rentals of $5,182. The rentals are subject to annual increases based on the United States consumer Price Index. Future aggregate rentals for the years ended May 31, 1998 and 1999, are $113,581 and $56,794, respectively.

 (J) INCOME TAXES

At May 31, 1997, the Company had net tax operating loss carryforwards of approximately $2,418,000 and business tax credits of approximately $169,000 available to offset future Federal taxable income and tax liabilities, respectively, expiring at varying dates between 1998 and 2008. The Company also had net tax operating loss carryforwards of approximately $618,000 and business tax credits of approximately $23,000 available to offset future California taxable income and tax liabilities, respectively, expiring in 1998.

(K) NET INCOME PER COMMON SHARE AND DIVIDENDS

Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (2,178,638 and 2,270,419 for the three months ended August 31, 1997 and 1996, respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and where appropriate, they have been included in the weighted average number of shares outstanding for the three months ended August 31, 1997 and August 31, 1996.
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No, 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is primarily a disclosure standard which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not been determined by management.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND

RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


For the three months ended August 31, 1997, net income decreased $10,782 as compared to the year earlier period. The decrease in net income is primarily attributable to the reduction in sales, partially offset by a reduction in interest expenses.

Net sales decreased $37,499 (2.5%) compared to the year earlier period. The decrease is attributable to competition pressures, lower prices, and a general slowness in the industry. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

Cost of sales as a percentage of sales (61%) was consistent with the year
earlier period.   During the first quarter of 1998, the Company initiated a
review of its manufacturing processes and intends to automate several of them. This will result in reduced cost of sales.

Selling and general and administrative expenses decreased $11,366 (2.2%) compared to the year earlier period. The decrease is attributable to a decrease in travel and postage costs, partially offset by an increase in samples and collection costs.

Product development expenses increased $14,408 (57.1%) compared to the year earlier period. The increase is attributable to an increase in wage costs.

Interest expense decreased $7,330 (43.6%) compared to the year earlier period, reflecting reduced debt and interest rates.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


The Company's financial condition at August 31, 1997 and its previous two year ends was as follows:

                                       08/31/97       05/31/97       05/31/96


Current Assets                       $3,151,608     $3,217,057     $3,157,621
Current Liabilities                     697,354        800,050        836,714
Working Capital                       2,454,254      2,417,007      2,320,907
Bank Debt & Capitalized Leases          340,044        415,848        727,495
Shareholder Equity                    3,152,757      3,150,283      2,917,526
Total Assets                          3,850,111      3,950,333      4,032,893




Working capital increased $37,247 during the three months, primarily because of profitability and non-cash expenses, partially offset by the paydown of bank debt. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-k reports filed during the quarter.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LANCER ORTHODONTICS, INC.

                                                        Registrant

Date October 6, 1997                         By /s/ Douglas D. Miller

                                                Douglas D. Miller,
                                         President and Chief Operating Officer