Form 10QSB
period 1997-11-30
LANCER ORTHODONTICS INC /CA/
filed 1998-01-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended November 30, 1997                 Commission File No. 0-5920


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

                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                    11/30/97


                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  149,178
     Accounts Receivable, less allowances of $97,727 (Note G)       1,195,887
     Inventories (Note G)                                           1,733,887
     Prepaid Expenses                                                  51,651

        Total Current Assets                                        3,130,603


PROPERTY AND EQUIPMENT, at cost (Note G)                            2,308,282
     Less:  Accumulated depreciation                               (2,096,131)
                                                                      212,151

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           172,225
     Technology Use Rights, net                                       247,513

                                                                      419,738

OTHER ASSETS                                                            4,400

        Total Assets                                               $3,766,892



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  323,089
     Line of Credit (Note F)                                          200,000
     Current Portion of Note Payable to Bank (Note G)                  60,000
     Capital Lease Obligation (Note H)                                  4,074

        Total Current Liabilities                                     587,163


COMMITMENTS AND CONTINGENCIES (Note I)                                     --

STOCKHOLDERS' EQUITY (Note I):
     Redeemable Convertible Preferred Stock, Series C,
        $.06 noncumulative annual dividend $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
     Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; issued and outstanding
        370,483 shares ($.50 liquidation preference)                  185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
        issued and outstanding 2,125,712                            4,710,614
     Accumulated Deficit                                           (1,716,127)

        Total Stockholders' Equity                                  3,179,729

        Total Liabilities and Stockholders' Equity                 $3,766,892





                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                     FOR THE THREE            FOR THE SIX
                                      MONTHS ENDED            MONTHS ENDED
                                  11/30/97    11/30/96    11/30/97    11/30/96


NET SALES                       $1,563,507  $1,599,996  $3,011,290  $3,085,278

COST OF SALES                      976,283     958,818   1,866,011   1,872,721


Gross Profit                       587,224     641,178   1,145,279   1,212,557


OPERATING EXPENSES:
     Selling, General & Admin      506,834     567,345   1,012,201   1,083,277
     Product Development            46,533      25,264      86,175      50,498


TOTAL OPERATING EXPENSES           553,367     592,609   1,098,376   1,133,775


INCOME FROM OPERATIONS              33,857      48,569      46,903      78,782

OTHER INCOME (EXPENSE):
     Interest Expense           (    7,601) (   15,076) (   17,074) (   31,879)
     Other Income (Exp), net         1,516         682         417       1,328


TOTAL OTHER INCOME (EXP)        (    6,085) (   14,394) (   16,657) (   30,551)


INCOME BEFORE INCOME TAXES          27,772      34,175      30,246      48,231

INCOME TAXES (NOTE J)                  800          --         800         800


NET INCOME                      $   26,972  $   34,175  $   29,446  $   47,431



NET INCOME PER COMMON
SHARE (NOTE K)                  $     .012  $     .016  $     .014  $     .022





                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                    11/30/97         11/30/96


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                    $  29,446        $  47,431
     Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                128,778          108,438
        Changes in assets and liabilities:
           Decrease (increase) in accounts rec, net ( 17,051)         125,544
           Decrease (increase) in inventories        111,767         (174,937)
           Increase in prepaid expenses             ( 13,845)        ( 12,038)
           Increase (decrease) in accounts
             payable and accrued liabilities        ( 61,113)         105,071

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          177,982          199,509


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 31,791)        ( 14,978)

CASH FLOWS USED IN INVESTING ACTIVITIES             ( 31,791)        ( 14,978)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable to bank     (140,000)        (120,000)
     Principal payments of capital leases           ( 11,774)        ( 10,519)

CASH FLOWS USED IN FINANCING ACTIVITIES             (151,774)        (130,519)


INCREASE (DECREASE) IN CASH                         (  5,583)          54,012
CASH AT BEGINNING OF PERIOD                          154,761           64,731

CASH AT END OF PERIOD                               $149,178         $118,743



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

(C)      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily related to the determination of the allowance for sales returns and doubtful receivables, and the realizeability of inventories and intangible assets. Actual results could materially differ from those estimates.

(D) STOCK BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", which defines a fair value based method of accounting for stock based compensation, However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.


                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(E)      ONE-FOR-SEVEN REVERSE STOCK SPLIT
On November 15, 1996, the Company effected a one-for-seven reverse stock split of its common stock. For all periods presented, that components of shareholders' equity have been adjusted to reflect the reverse stock split.

(F) LINE OF CREDIT

At November 30, 1997, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at November 30, 1997) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1997 was $140,232. The line of credit expires on March 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

(G) NOTE PAYABLE TO BANK

At November 30, 1997, the Company had a note payable to a bank requiring monthly principal payments of $18,889, plus interest at prime plus 1% (9.5% at November 30, 1997). The note expires on May 1, 1998, at which time all unpaid principal and accrued interest is due and payable.

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

(H) CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expires in the year 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended November 30, 1997 and 1996.

(I) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May, 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of

                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(I) COMMITMENTS AND CONTINGENCIES - continued

employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July, 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement.
The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 1998, which requires monthly rentals that increase annually, from $2,900 per month (1994) to $4,499 per month (1998). The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 31, 1998, which requires average monthly rentals of $5,182. The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate rentals for the years ended May 31, 1998 and 1999, are $113,581 and $56,794, respectively.

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

(K)

Net income per common share is computed based on the weighted average number of common shares and common equivalent shares outstanding (2,178,638 and 2,175,783 for the six months ended November 30, 1997 and 1996, respectively). Outstanding stock options, warrants, and convertible preferred stock are considered in the determination of common stock equivalents and where appropriate, they have been included in the weighted average number of shares outstanding for the six months ended November 30, 1997 and November 30, 1996.
                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(L) NEW DISCLOSURE STANDARDS

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 (SFAS 128"), "Earnings per Share" was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128:
(a) eliminates the presentation of primary EPS and replaces it with basic EPS,
(b) eliminates the modified treasury stock method and the three percent materiality provision, and (c) revised the contingent share provision and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; early implementation is not permitted. The effect of adopting SFAS 128 has not yet been determined by management of the Company.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require significant revision of prior disclosures. The effect of adopting SFAS 129 has not yet been determined by management of the Company.

In June 1997, SFAS No. 130 (SFAS 130"), "Comprehensive Income" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 130 has not yet been determined by management of the Company.

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 131 has not yet been determined by management of the Company.

                           LANCER ORTHODONTICS, INC.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


The statements in this Report on Form 10-QSB and other statements made by Lancer Orthodontics, Inc. that relate to future plans, events, or performance are forward-looking statements which involve risks and uncertainties. Actual results, events, or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth in this Report on Form 10-QSB.


RESULTS OF OPERATIONS


For the six months ended November 30, 1997, net income decreased $17,985 as compared to the year earlier period. For the three months ended November 30, 1997, net income decreased $7,203 as compared to the year earlier period. The decrease in net income is primarily attributable to the reduction in sales, partially offset by a reduction in interest expenses.

For the six months ended November 30, 1997, net sales decreased $73,988 (2.39%) compared to the year earlier period. For the three months ended November 30, 1997, net sales decreased $36,489 (2.28%) as compared to the year earlier period. The decrease is attributable to competition pressures and lower prices in the industry. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

For the six months and three months ended November 30, 1997, cost of sales as a percentage of sales (60-62%) was consistent with the year earlier period. During the first quarter of 1998, the Company initiated a review of its manufacturing processes and intends to automate several of them. This should enable the Company to reduce cost of sales.

For the six months ended November 30, 1997, selling and general and administrative expenses decreased $71,076 (6.56%) compared to the year earlier period. For the three months ended November 30, 1997, selling and general and administrative expenses decreased $60,511 (10.66%) as compared to the year earlier period. The decrease is attributable to a decrease in travel, postage, salaries, and commissions.
For the six months ended November 30, 1997, product development expenses increased $35,677 (70.7%) compared to the year earlier period. For the three months ended November 30, 1997, product development expenses increased $21,267 (84.25%) compared to the year earlier period. The increase is attributable to an increase in wage costs.

For the six months ended November 30, 1997, interest expense decreased $14,805 (46.4%) compared to the year earlier period. For the three months ended November 30, 1997, interest expense decreased $7,475 (49.6%) as compared to the year earlier period. The decrease is attributable to reduced debt and interest rates.


                           LANCER ORTHODONTICS, INC.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES


The Company's financial condition at November 30, 1997 and its previous two fiscal year ends was as follows:

                                       11/30/97       05/31/97       05/31/96


Current Assets                       $3,130,603     $3,217,057     $3,157,621
Current Liabilities                     587,163        800,050        836,714
Working Capital                       2,543,440      2,417,007      2,320,907
Bank Debt & Capitalized Leases          264,074        415,848        727,495
Shareholder Equity                    3,179,729      3,150,283      2,917,526
Total Assets                          3,766,892      3,950,333      4,032,893

Working capital increased $126,433 during the six months, primarily because of profitability and non-cash expenses partially offset by the paydown of bank debt. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.


PART II.    OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  Not Applicable


Item 2.  CHANGES IN SECURITIES  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


a. The Company's 1997 annual meeting of shareholders was held on October 24, 1997.

b.   The following nominees were elected directors:
     Zackary Irani      Janet Moore       Douglas Miller    Robert Orlando

c.

                                   For          Against       Abstentions

Zackary Irani                    1,959,824         0             6,515
Douglas Miller                   1,959,815         0             6,524
Janet Moore                      1,959,821         0             6,518
Robert Orlando                   1,965,572         0               767
Total Response                   1,966,339



There were no broker non-votes.

Item 5.  OTHER INFORMATION  Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


There were no Form 8-K reports filed during the quarter.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LANCER ORTHODONTICS, INC.

                                                Registrant


Date January 14, 1998             By /s/ Douglas D. Miller

                                         Douglas D. Miller,
                                         President and Chief Operating Officer