Form 10QSB
period 1998-02-28
LANCER ORTHODONTICS INC /CA/
filed 1998-04-17
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended February 28, 1998                 Commission File No. 0-5920


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

                           LANCER ORTHODONTICS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                    2/28/98


                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  245,083
     Accounts Receivable, less allowances of $103,508 (Note F)      1,152,939
     Inventories (Note F)                                           1,650,811
     Prepaid Expenses                                                  22,952

        Total Current Assets                                        3,071,785


PROPERTY AND EQUIPMENT, at cost (Note F)                            2,312,981
     Less:  Accumulated depreciation                               (2,082,121)
                                                                      230,860

INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           166,000
     Technology Use Rights, net                                       235,339

                                                                      401,339

OTHER ASSETS                                                            4,400

        Total Assets                                               $3,708,384



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  349,399
     Line of Credit (Note F)                                          200,000
     Current Portion ofNote Payable to Bank (Note G)                       --
     Capital Lease Obligation (Note H)                                     --

        Total Current Liabilities                                     549,399


COMMITMENTS AND CONTINGENCIES (Note I)                                     --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
     $.06 noncumulative annual dividend; $.75 par value:
     Authorized 250,000 shares; no shares issued and
     outstanding ($.75 liquidation preference)                             --
     Redeemable Convertible Preferred Stock, Series D,
     $.04 noncumulative annual dividend; $.50 par value:
     Authorized 500,000 shares; issued and outstanding
     370,483 shares ($.50 liquidation preference)                     185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
     issued and outstanding 2,125,712                               4,710,614
     Accumulated Deficit                                           (1,736,871)

        Total Stockholders' Equity                                  3,158,985

        Total Liabilities and Stockholders' Equity                 $3,708,384





                           LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                     FOR THE THREE            FOR THE NINE
                                      MONTHS ENDED            MONTHS ENDED
                                   2/28/98     2/28/97     2/28/98     2/28/97


NET SALES                       $1,370,068  $1,622,618  $4,381,358  $4,707,896

COST OF SALES                      828,058   1,072,613   2,694,070   2,945,334


     Gross Profit                  542,010     550,005   1,687,288   1,762,562


OPERATING EXPENSES:
     Selling, General & Admin      506,691     520,977   1,519,692   1,604,254
     Product Development            49,266      20,458     135,441      70,956


TOTAL OPERATING EXPENSES           555,957     541,435   1,655,133   1,675,210


INCOME (LOSS) FROM
     OPERATIONS                 (   13,947)      8,570      32,155      87,352


OTHER INCOME (EXPENSE):
     Interest Expense           (    6,338) (   13,348) (   23,412) (   45,227)
     Other Income (Expense), net       342       2,366         759       3,694


TOTAL OTHER INCOME (EXP)        (    5,996) (   10,982) (   22,653) (   41,533)


INCOME (LOSS) BEFORE
INCOME TAXES                    (   19,943) (    2,412)      9,502      45,819

INCOME TAXES (NOTE J)                  800          --         800         800


NET INCOME (LOSS)              $(   20,743)$(    2,412) $    8,702  $   45,019



NET INCOME (LOSS) PER
     COMMON SHARE (NOTE K)     $(     .010)$(     .001) $     .004  $     .021



NET INCOME (LOSS) PER
COMMON SHARE
DILUTED (NOTE K)               $(     .010)$(     .001) $     .004  $     .020




                            LANCER ORTHODONTICS, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                     2/28/98          2/28/97


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                   $    8,702        $  45,019
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                133,167          162,657
        Changes in assets and liabilities:
           Decrease in accounts receivable, net       25,897           44,886
           Decrease (increase) in inventories        194,843        (116,502)
           Decrease in prepaid expenses               14,854           37,434
           Increase (decrease) in accounts payable
           and accrued liabilities                  ( 34,803)         101,341

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          342,660          274,835


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 36,490)        ( 41,172)

CASH FLOWS USED IN INVESTING ACTIVITIES             ( 36,490)        ( 41,172)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments under line of credit agreement          --        (  2,000)
     Principal payments on note payable to bank     (200,000)       (180,000)
     Principal payments of capital leases           ( 15,848)       ( 16,005)

CASH FLOWS USED IN FINANCING ACTIVITIES             (215,848)       (198,005)


INCREASE IN CASH                                      90,322           35,658
CASH AT BEGINNING OF PERIOD                          154,761           64,731
CASH AT END OF PERIOD                               $245,083         $100,389



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

(F) LINE OF CREDIT

At February 28, 1998, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at February 28, 1998) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 1998 was $157,698. The line of credit expires on May 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,250,000, a debt to tangible net worth ratio of no more than .75 to 1, and a current ration of at least 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(G) NOTE PAYABLE TO BANK
At February 28, 1998, all unpaid principal and accrued interest on the note payable to a bank was paid. The note required monthly payments of $18,889 plus interest at prime plus 1% (9.5% at February 28, 1998).

(H) CAPITAL LEASE

The Company is the lessee of equipment under a capital lease which expired in January 1998. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the periods ended February 28, 1998 and February 28, 1997.

(I) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a
                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(I) COMMITMENTS AND CONTINGENCIES - continued weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At February 28, 1998, this obligation was approximately $190,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 1998, which requires monthly rental payments that increase annually, from $2,900 per month (1994) to $4,499 per month (1998). The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 31, 1998, which requires average monthly rentals of $5,182.
The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate rentals for the years ended May 31, 1998 and 1999, are $113,581 and $56,794, respectively.

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

In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.



                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(K) NET INCOME PER COMMON SHARE AND DIVIDENDS - continued

                                            EARNINGS PER SHARE (UNAUDITED)
                                     FOR THE THREE            FOR THE NINE
                                      MONTHS ENDED            MONTHS ENDED
                                   2/28/98     2/28/97     2/28/98     2/28/97

      BASIC EARNINGS PER SHARE:

Net income (loss)              $(   20,743)$(    2,412) $    8,702  $   45,019


Net income (loss) applicable to
      common shareholders      $(   20,743)$(    2,412) $    8,702  $   45,019

Weighted average number of
      common shares              2,125,712   2,125,698   2,125,712   2,125,698


Basic Earnings (loss) per Share$(     .010)$(     .001) $     .004  $     .021




      DILUTED EARNINGS PER SHARE:

Net income (loss) from primary
      income per common share  $(   20,743)$(     2,412)$    8,702  $   45,019


Net income (loss) for diluted
      earnings per share       $(   20,743)$(    2,412) $    8,702  $   45,019

Weighted average number of shares
      used in calculating basis
      earnings per common share  2,125,712   2,125,698   2,125,712   2,125,698

Add:  Common equivalent shares      52,926      90,496      52,926      90,496


Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,178,638   2,216,194   2,178,638   2,216,194

Diluted earnings (loss)
     per share                  $(    .010) $(    .001)  $    .004  $    .020




                           LANCER ORTHODONTICS, INC.


NOTES TO FINANCIAL STATEMENTS - continued

(L)

In June 1997, SFAS No. 130 (SFAS 130"), "Comprehensive Income" was issued which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 130 has not yet been determined by management of the Company.

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 131 has not yet been determined by management of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for historical information contained herein, the statements in this Form 10-QSB are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, availability of raw materials and the state of the economy. These and other risks are described in the Company's Annual Report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS


For the nine months ended February 28, 1998, net income decreased $36,317 as compared to the year earlier period. For the three months ended February 28, 1998, net income decreased $18,331 as compared to the year earlier period. The decrease in net income is primarily attributable to the reduction in sales, partially offset by a reduction in interest expenses.

                           LANCER ORTHODONTICS, INC.


For the nine months ended February 28, 1998, net sales decreased $326,538 (6.94%) compared to the year earlier period. For the three months ended February 28, 1998, net sales decreased $252,550 (15.56%) as compared to the year earlier period. The decrease is attributable to competition pressures and lower prices in the industry. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products that will contribute strategically to its product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

For the nine months ended February 28, 1998, cost of sales as a percentage of sales (61.5%) decreased from 1.1% as compared to the year earlier period (62.6%). For the three months ended February 28, 1998, cost of sales as a percentage of sales (60.4%) decreased 5.7% as compared to the year earlier period (66.1%). During the first quarter of 1998, the Company initiated a review of its manufacturing processes and intends to automate several of them. This should enable the Company to reduce cost of sales.

For the nine months ended February 28, 1998, selling and general and administrative expenses decreased $84,562 (5.27%) compared to the year earlier period. For the three months ended February 28, 1998, selling and general and administrative expenses decreased $14,286 (2.74%) as compared to the year earlier period. The decrease is attributable to a decrease in general and administrative salaries and selling commissions.

For the nine months ended February 28, 1998, product development expenses increased $64,485 (90.9%) compared to the year earlier period. For the three months ended February 28, 1998, product development expenses increased $28,808 (140.8%) compared to the year earlier period. The increase is attributable to an increase in wage costs.

For the nine months ended February 28, 1998, interest expense decreased $21,815 (48.2%) compared to the year earlier period. For the three months ended February 28, 1998, interest expense decreased $7,010 (52.5%) as compared to the year earlier period. The decrease is attributable to reduced debt and interest rates.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
The Company's financial condition at February 28, 1998 and its previous two fiscal year ends was as follows:

                                       02/28/98       05/31/97       05/31/96


Current Assets                       $3,071,785     $3,217,057     $3,157,621
Current Liabilities                     549,399        800,050        836,714
Working Capital                       2,522,386      2,417,007      2,320,907
Bank Debt & Capitalized Leases          200,000        415,848        727,495
Shareholder Equity                    3,158,985      3,150,283      2,917,526
Total Assets                          3,708,384      3,950,333      4,032,893

Working capital increased $105,379 during the nine months, primarily because of accounts receivable collections, partially offset by the paydown of bank debt. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.


PART II.    OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS  Not Applicable


Item 2.     CHANGES IN SECURITIES  Not Applicable


Item 3.     DEFAULTS UPON SENIOR SECURITIES  Not Applicable


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

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


                                                LANCER ORTHODONTICS, INC.

                                                        Registrant

Date April 17, 1998                        By /s/ Douglas D. Miller

                                                Douglas D. Miller,
                                         President and Chief Operating Officer