Form 10-K405
period 1997-08-31
LANCER ORTHODONTICS INC /CA/
filed 1998-08-31
CIK 57538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549
                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               (No fee required)

For the Fiscal Year Ended May 31, 1998              Commission File No. 0-5920

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenue for its most recent fiscal year $6,194,183.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on NASDAQ, on August 14, 1998, was approximately $1,149,266.

The number of shares of Issuer's no par value common stock outstanding as of August 14, 1998, was 2,117,540.

Documents Incorporated by Reference:
       1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 1998, are incorporated by reference into
Part III.

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

  In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July 1994, Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, Lancer agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 1998, this obligation was approximately $226,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

  Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 1998.

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

  Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1998 fiscal year, Lancer had eight sales representatives, all in the United States, all of whom are employees of Lancer.





  In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing department which was established in 1982 and currently employs three people.

  For the fiscal years ended May 31, 1998 and 1997, sales by class of product are:

          Class of Product                      1998           1997
          Manufactured Products              $5,155,000     $5,196,000
          Resale Products                     1,039,000      1,138,000

             TOTAL                           $6,194,000     $6,334,000

    Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For the fiscal years ended May 31, 1998 and 1997:
                                                1998                  1997
    Sales to unaffiliated customers:
           United States                     $3,456,000            $3,764,000
           Europe                             1,392,000             1,276,000
           South America                        747,000               710,000
           Other Foreign                        599,000               584,000
                                             $6,194,000            $6,334,000

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

    Sales or transfers between geographic areas    none                   none

    Operating profit:
           United States                   $     78,000           $     82,000
           Europe                               105,000                 97,000
           South America                         56,000                 52,000
           Other Foreign                         45,000                 45,000
                                            $   284,000            $   276,000

    Identifiable assets:
           United States                     $2,466,000             $2,300,000
           Mexico                             1,623,000              1,650,000
                                             $4,089,000             $3,950,000

    Export sales                             $2,738,000             $2,570,000

  CE CERTIFICATION - Effective June 18, 1998, fifteen major European countries are requiring a CE (European Community) certification to sell products within their countries. In order to obtain this CE certification, Lancer retained British Standards Institution (BSI) to evaluate Lancer's quality system. Lancer's quality system is imaged under International Standards Organization
  (ISO) 9002. ISO 9002 is an internationally recognized standard in which companies establish their methods of operation and commitment to quality. There are 20 clauses for which Lancer has developed standard operating procedures in accordance with these ISO 9002 requirements.

  EN 46002 is the medical device directive (MDD) for the European Community. Strict standards and clauses within the MDD are required to be implemented to sell within the European Community. In order for Lancer's medical devices to be sold within the European Community with a CE Mark, Lancer must fully comply with the EN 46002 requirements. Lancer has also constructed a technical file that gives all certifications and risk assessments for Lancer's products as a medical device (the "Product Technical Files").

  With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community.

  COMPETITION. Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are Unitek, a subsidiary or division of 3M; "A" Company and Ormco, subsidiaries or divisions of Sybron; RMO, Inc., a private company; American Orthodontics, a private company; GAC, a private company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines, and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of its major competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

  SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1998 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

  CUSTOMERS, BACKLOG, AND SEASONALITY OF BUSINESS. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1998 and 1997. Lancer's backlog at May 31, 1998 and 1997, was $268,000 and $237,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations.





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

  PRODUCT DEVELOPMENT AND IMPROVEMENT. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. To this end, Lancer maintains a close liaison and consults frequently with practicing orthodontists. The costs incurred by Lancer on product development activities were approximately $188,000 and $93,000 for the fiscal years ended May 31, 1998 and 1997, respectively.

  GOVERNMENT REGULATIONS. Lancer is licensed to design, manufacture, and sell orthodontic appliances and is subject to the Code of Federal Regulations,
  Section 21, parts 800-1299. The Food and Drug Administration (the "FDA") is the governing body that assesses and issues Lancer's license to assure that it complies with these regulations. Lancer is currently licensed, and its last assessment was in November 1997. Also, Lancer is registered and licensed with the state of California's Department of Health Services.

  EFFECT OF ENVIRONMENTAL REGULATIONS. Compliance with Federal, State, and local environmental regulations has not had a material effect on Lancer's operations to date.

  YEAR 2000 ISSUES. Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The Company has begun the process of upgrading its hardware and software in order to obtain year 2000 compliance in 1999 and does not anticipate to incur significant additional costs to be year 2000 compliant.

  EMPLOYEES. As of August 14, 1998, Lancer had 44 employees, 3 of whom are employed on a part-time basis. Additionally, Lancer, through its Mexican subcontractor, employed approximately 202 people in Mexico.

ITEM 2.   PROPERTIES

  Lancer conducts its operations in leased facilities located in San Marcos, California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for thirty-one months commencing April 1, 1996 and ending October 31, 1998. Management believes that the properties are currently suitable and adequate for Lancer's operations. Future aggregate minimum annual cash lease payments are as follows:
                                    Years ending
                                    May 31, 1999                       $76,031
                                    May 31, 2000                       $65,880
                                    May 31, 2001                       $68,512
                                    May 31, 2002                       $71,251
                                    May 31, 2003                       $74,105
                                    Thereafter                         $44,219

ITEM 3.   LEGAL PROCEEDINGS - Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 1998.

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

          Quarter Ended                           High           Low
          August 31, 1996                         $2.84          $1.31
          November 30, 1996                       $2.41          $ .50
          February 28, 1997                       $1.50          $ .50

          May 31, 1997                            $1.50          $ .63
          August 31, 1997                         $1.06          $ .50
          November 30, 1997                       $1.25          $ .88
          February 28, 1998                       $1.063         $ .531
          May 31, 1998                            $1.375         $ .625

  The approximate number of beneficial holders of Lancer's common stock and Series D preferred stock at May 31, 1998, was 636 and one, respectively.

    No dividends have been declared or paid on Lancer's common stock since its inception.
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Form 10-KSB are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause Lancer's actual results in future periods to differ from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, availability of raw materials and the state of the economy.

RESULT OF OPERATIONS

For the fiscal year ended May 31, 1998, net sales were $6,194,183, a decrease of $139,615 (2.2%) from the prior year. The sales decrease experienced from 1997 to 1998 is primarily attributable to: (1) increased discounting and (2) a general reduction in domestic sales. Although net domestic sales decreased in 1998, units sold increased. While the unfavorable trend in discounts continues, it has slowed, partially the result of industry consolidation. Management believes the trend in increased discounting will be insignificant to ongoing operations. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, all of which, if successful, will result in increased sales. In addition, Lancer has incorporated a subsidiary in Mexico. This subsidiary will allow Lancer to distribute its products through Mexico and other parts of Latin America at much more competitive prices. This subsidiary will also assume the duties of the subcontractor, which is expected to reduce costs. Any costs will be paid out of cash flow and available borrowings, if necessary.

Cost of sales, as a percentage of sales, decreased from 60.6% in fiscal 1997 to 58.6% in fiscal 1998. The decrease is primarily attributable to: (1) manufacturing problems that were resolved in fiscal 1997; (2) the removal of ineffective plant management; and (3) the implementation of procedures resulting in reduced expenditures. Lancer continues its program to improve manufacturing by adding new equipment and improving processes and efficiencies.

Selling expenses, as a percentage of sales, increased from 26.2% in fiscal 1997 to 27.6% in fiscal 1998. Of the increase, 45% is attributed to advertising costs, 37% to payroll and related costs, and 18% is attributable to bad debt expense partially offset by other minor decreases.

General and Administrative expenses, as a percentage of sales, decreased from 7.4% in fiscal 1997 to 6.2% in fiscal 1998. Of the decrease, 49% can be attributed to a reduction in payroll and related costs and 41% can be attributed to a reduction in professional fees.

Product Development expenses, as a percentage of sales, increased from 1.5% in fiscal 1997 to 3.0% in fiscal 1998. The increase is primarily attributable to an increase in the number of employees. Lancer's management believes product development is vital to its future, and expects expenditures to increase over the next few years.

Interest expense, as a percentage of sales, decreased from .9% in fiscal 1997 to
 .4% in fiscal 1998. The decrease is attributable the payoff of certain term debt and capital lease obligations, as discussed below.




FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During fiscal 1998, Lancer paid off the remaining $200,000, plus all accrued interest it owed on its term bank loan. Management negotiated a renewal of Lancer's line of credit through October 1, 1998. The line of credit allows for borrowing up to $300,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1998, was $200,000. Borrowings bear interest at prime plus 1% per annum (9.5% at May 31, 1998).

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital and cash, as of May 31, 1998, increased by $387,208 and $166,275, respectively, as compared to the prior year. The improvements in liquidity are primarily the result of slightly higher net income, and the reduction in debt of $315,848.

In March 1998, Lancer's Board of Directors approved the repurchase of up to 4% of Lancer's outstanding common stock over the next twelve months. Such repurchases are at the discretion of management when management believes Lancer's common stock is undervalued. Repurchases will be made out of current cash flow and all repurchased shares will be retired. Through August 14, 1998, a total of 8,172 shares have been repurchased for an aggregate consideration of $9,115.

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings for the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 10, 1998, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 1998, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held November 10, 1998, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1998, is also incorporated herein by reference. Information regarding
Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders to be held

November 10, 1998, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1998, is incorporated herein by reference.
ITEM 10.   EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 10, 1998, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1998, is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 10, 1998, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1998, is incorporated herein by reference.

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

(b)   Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended May 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1998

LANCER ORTHODONTICS, INC.


By:   /s/ Douglas D. Miller                       /s/
          Douglas D. Miller                            Catherine Wyss
          President and Chief Operating Officer        Accounting Manager
          (Principal Financial Officer,
           Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                               Title                    Date


/s/ Zackary Irani                                           August 14, 1998
      Zackary Irani                Chairman of the Board
                                   & Director

/s/ Douglas D. Miller                                       August 14, 1998
      Douglas D. Miller            President, Chief Operating
                                   Officer &  Director

/s/ Janet Moore                                             August 14, 1998
      Janet Moore                  Secretary & Director



      Robert Orlando               Director

                                   EXHIBIT A

                           LANCER ORTHODONTICS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report                                              FS-2

Balance Sheet - May 31, 1998                                              FS-3

Statements of Operations - For Each of the Years in the
    Two-Year Period Ended May 31, 1998                                    FS-4

Statements of Stockholders' Equity - For Each of the Years
    in the Two-Year Period Ended May 31, 1998                             FS-4

Statements of Cash Flows - For Each of the Years in the
    Two-Year Period Ended May 31, 1998                                    FS-5

Notes to Financial Statements - For Each of the Years in the
    Two-Year Period Ended May 31, 1998                                    FS-6

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Lancer Orthodontics, Inc.:


We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.








Irvine, California                                              CORBIN & WERTZ
July 24, 1998

BALANCE SHEET
May 31, 1998

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $  321,036
  Accounts receivable, less allowance for sales returns
    and doubtful receivables of $120,000                            1,302,850
  Inventories                                                       1,796,794
  Prepaid expenses                                                     67,757
    Total current assets                                            3,488,437

PROPERTY AND EQUIPMENT, Net                                           210,833

INTANGIBLE ASSETS, Net                                                382,940

OTHER ASSETS                                                            6,560
                                                                   $4,088,770

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                         $  584,222
  Line of credit                                                      100,000
    Total current liabilities                                         684,222

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
  Redeemable convertible preferred stock, Series C, $.06 noncumulative annual dividend; $.75 par value; Authorized 250,000 shares; no shares
    issued and outstanding ($.75 liquidation preference)                   --
  Redeemable convertible preferred stock, Series D, $.04 noncumulative annual dividend; $.50 par value; Authorized 500,000 shares; 370,483 shares issued and outstanding ($.50 liquidation preference per share:
    aggregate liquidation preference)                                 185,242
  Common stock, no par value: Authorized 50,000,000 shares; 2,120,712
    shares issued and outstanding                                   4,705,394
  Accumulated deficit                                              (1,486,088)
    Total stockholders' equity                                      3,404,548
                                                                   $4,088,770
The accompanying notes are an integral part of these financial statements.



                                                      FS-3
STATEMENTS OF OPERATIONS
For Each of the Years in the Two-Year Period Ended May 31, 1998
                                                     1998              1997
NET SALES                                         $6,194,183        $6,333,798
COST OF SALES                                      3,628,486         3,839,967
    Gross profit                                   2,565,697         2,493,831
OPERATING EXPENSES:
    Selling                                        1,710,109         1,656,484
    General and administrative                       383,073           468,239
    Product development                              188,320            93,157
TOTAL OPERATING EXPENSES                           2,281,502         2,217,880
INCOME FROM OPERATIONS                               284,195           275,951
OTHER INCOME (EXPENSE):

    Interest expense                               (  25,360)        (  58,659)
    Other income, net                                  1,450             6,833
TOTAL OTHER INCOME (EXPENSE)                      (   23,910)        (   51,826)
INCOME BEFORE INCOME TAXES                           260,285           224,125
INCOME TAXES                                             800               800
NET INCOME                                        $  259,485        $  223,325

WEIGHTED AVERAGE SHARES OF COMMON STOCK
    Basic                                         $      .12        $      .11

    Diluted                                       $      .12        $      .10

STATEMENTS OF STOCKHOLDERS' EQUITY
For Each of the Years in the Two-Year Period Ended May 31, 1998
                              Series D Preferred Stock      Common Stock            Accumulated
                                Shares      Amount         Shares        Amount        Deficit         Total
Balance at May 31, 1996        370,483     185,242      2,121,714     4,701,182     (1,968,898)    2,917,526
Conversion of Accrued
    Royalties                       --          --          3,998         9,432             --         9,432
Net Income                          --          --             --            --        223,325       223,325
Balance at May 31, 1997        370,483    $185,242      2,125,712    $4,710,614    $(1,745,573)   $3,150,283
Repurchase of Common
    Stock                           --          --        (5,000)       (5,220)              --       (5,220)
Net Income                          --          --             --            --         259,485      259,485
Balance at May 31, 1998        370,483    $185,242      2,120,712    $4,705,394    $(1,486,088)   $3,404,548

The accompanying notes are an integral part of these financial statements.

                                                    FS-4
STATEMENTS OF CASH FLOWS
For Each of the Years in the Two-Year Period Ended May 31, 1998

                                                     1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $259,485           $223,325
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                  180,490            193,347
      Provision for losses on accounts receivable     15,000           ( 10,000)
      Provision for inventory                         10,000             15,000
      Net change in operating assets and liabilities:
       (Increase) decrease in accounts receivable  (139,014)            296,581
       Decrease (increase) in inventories             38,860           (274,691)
       (Increase) decrease in prepaid expenses     ( 29,951)              3,704
       Increase in accounts payable and accrued
       liabilities                                   200,020              5,762
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES      534,890            453,028

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment            ( 45,387)          ( 51,351)
    Additions to deposits                          (  2,160)                 --

NET CASH FLOWS USED IN INVESTING ACTIVITIES        ( 47,547)          ( 51,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) under line of credit agreement  (100,000)          ( 50,000)
    Principal payments on note payable to bank     (200,000)          (240,000)
    Principal payments on capital leases           ( 15,848)          ( 21,647)
    Repurchase of common stock                     (  5,220)                 --

NET CASH FLOWS USED IN FINANCING ACTIVITIES        (321,068)          (311,647)

NET INCREASE IN CASH                                 166,275             90,030
CASH AT BEGINNING OF PERIOD                          154,761             64,731
CASH AT END OF PERIOD                               $321,036           $154,761

Supplemental disclosures of cash flow information:

Cash paid during the year for:
              Interest                               $25,360            $58,020
              Income taxes                           $ 1,230            $ 1,240

Supplemental disclosure of non-cash financing and investing activities:

In fiscal 1997, the Company issued 3,998 shares of its common stock in satisfaction of $9,432 in accrued royalties .

The accompanying notes are an integral part of these financial statements.
                                                      FS-5
NOTES TO FINANCIAL STATEMENTS
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (1)  ORGANIZATION

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 8). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 83% and 17% of total sales, respectively, for fiscal 1998 and 82% and 18% of total sales, respectively, for fiscal 1997.

Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 56% and 59% during fiscal 1998 and 1997, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS - The Company uses the accrual method of accounting for financial and income tax reporting purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS _ The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 1998.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK:

The Company at times maintains cash balances at certain financial institutions in excess of the federally insured deposits.






                                                      FS-6

NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of May 31, 1998, reserves for credit losses totaled $70,000. Reserves for sales returns totaled $50,000. At May 31, 1998, one customer accounted for approximately 15% of accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 1998 and 1997.

Suppliers - At May 31, 1998, one company accounted for approximately 10% of accounts payable. No one company accounted for more than 10% of purchases for the years ended May 31, 1998 and 1997.

RISKS AND UNCERTAINTIES:

License Agreements - Certain of the Company's sales of products are governed by license agreements with outside third parties. All of such license agreements to which the Company currently is a party are for fixed terms which will expire after ten years or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is free to use the
technology that had been licensed.    There can be no assurance that the Company
will be able to obtain future license agreements as deemed necessary by management. The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

Distribution _ The Company has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. The Company may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

Listing Requirements _ the Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). As of May 31, 1998, the Company was in compliance with these requirements. There can be no assurance that the Company will continue to comply with these requirements which could impair the Company's ability to be listed on the NASDAQ Stock Market.

Year 2000 _ Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The Company has begun the process of upgrading its hardware and software in order to obtain year 2000 compliance in 1999 and does not anticipate to incur significant additional costs to be year 2000 compliant.



                                                      FS-7
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead based upon standard rates derived from historical trends and experience factors. Market is determined by comparison with recent sales prices or net realizable value.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using straight-line method over the estimated useful lives of the related assets, generally five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.

Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in income.

INTANGIBLE ASSETS - Assets are being amortized using the straight-line method over 18 years for the marketing and distribution rights. Marketing and distribution rights include repurchased sales territories. Technology use rights include the 1985 purchase of the assets and technology of Titan Research Associates, Ltd.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 1998.

STOCK BASED COMPENSATION _ The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

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

                                                      FS-8
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

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

NET INCOME PER COMMON SHARE AND DIVIDENDS _ The Company discloses earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS 128"). SFAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year. Common stock equivalents, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 1998 as their effect was anti-dilutive and were included in the per share calculations for 1997, as their effect was dilutive. Common stock equivalents, which relate to shares issuable upon the conversion of preferred stock into common stock, were included in the per share calculations for fiscal 1998 and 1997 as their effect was dilutive.

Management determined that the adoption of SFAS 128 did effect net income (loss) per common share as previously disclosed for fiscal 1997. Accordingly, such has been restated under the provisions of SFAS 128. Earnings per share for the years ended May 31, 1998 and 1997 are as follows:

                                                     1998               1997
BASIC EARNINGS PER SHARE:

Net income                                        $  259,485        $  223,325

Net income applicable to common shareholders      $  259,485        $  223,325

Weighted average number of common shares           2,125,325         2,125,378

Basic Earnings per Share                          $      .12        $      .11

For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES _ CONTINUED

                                                        1998             1997
DILUTED EARNINGS PER SHARE:

Net income from primary income per common share     $  259,485       $  223,325

Net income for diluted earnings per share           $  259,485       $  223,325

Weighted average number of shares used in
       calculating basic earnings per common share   2,125,325        2,125,378

Add:  Stock options                                         --           29,935
          Convertible preferred stock                   52,926           52,926

Weighted average number of shares used in
       calculating diluted earnings per share        2,178,251        2,208,239

Diluted earnings per share                          $      .12       $      .10

NEW ACCOUNTING PRONOUNCEMENTS -The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after

December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements.

RECLASSIFICATIONS _ Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE (3)  INVENTORIES

The components of inventories at May 31, 1998, are as follows:

       Raw materials                                                 $  319,381
       Work in process                                                  116,146
       Finished products                                              1,361,267
           Total                                                     $1,796,794

Approximately $1,472,000 of inventory is located at the Company's manufacturing facility in Mexico (Note 8).


                                                      FS-10
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (4)  PROPERTY AND EQUIPMENT

The components of property and equipment at May 31, 1998, are as follows:

       Machinery and equipment                                       $1,806,926
       Tooling, jigs, and fixtures                                      375,518
       Furniture and fixtures                                           123,663
       Construction in process                                           15,771
                                                                      2,321,878

       Less accumulated depreciation and amortization                (2,111,045)
           Total                                                     $  210,833

Approximately $79,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 8).

Depreciation expense for the years ended May 31, 1998 and 1997, totaled $106,894 and $119,751, respectively.

NOTE (5)  INTANGIBLE ASSETS

The components of intangible assets at May 31, 1998, are as follows:

       Marketing and distribution rights                             $  442,750
       Technology use rights                                            858,328
                                                                      1,301,078
       Less accumulated amortization                                 (  918,138)
`                                                                    $  382,940

Amortization expense for each of the years ended May 31, 1998 and 1997 totaled $73,596.

NOTE (6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities at May 31, 1998, are as follows:

`                     Trade accounts payable                           $390,268
                      Accrued payroll and related benefits               79,409
                      Other accrued liabilities                         114,545
                         Total                                         $584,222

                                                      FS-11
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (7)  LINE OF CREDIT

At May 31, 1998, the Company had a line of credit with a bank for borrowings up to $300,000. The line of credit bears interest at prime plus 1% per annum (9.5% at May 31, 1998). Allowable borrowings are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1998, was $200,000. The line of credit expires on October 1, 1998.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,750,000, a debt to tangible net worth ratio of no more than .50 to 1, and a current ratio of at least 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

The following summarizes information on short-term borrowings for the year ended May 31, 1998:

Average month end balance                                             $177,083

Maximum balance outstanding at any month end                          $200,000
Weighted average interest rate (computed by dividing interest
expense by average monthly balance)                                      9.62%
Interest rate at year end                                                9.50%

NOTE (8) COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $4,060 at May 31, 1998, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 1998 and 1997, was $45,840.

Effective April 1, 1996, the Company entered into a non-cancelable operating lease for its Mexico facility expiring October 31, 1998, which requires average monthly rentals of approximately $5,200. The rentals are subject to annual increases based on the United States Consumer Price Index. Prior to April 1, 1996, such was included in amounts paid under the terms of the manufacturing agreement, discussed in the following paragraph. Total expense for this for this facility for the years ended May 31, 1998 and 1997, was $62,962 and $71,772 respectively.

                                                      FS-12
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (8)  COMMITMENTS AND CONTINGENCIES - CONTINUED

At May 31, 1998, future aggregate minimum lease payments are as follows:

                  Years Ending May 31,
                 1999                                            $  76,031
                 2000                                               65,880
                 2001                                               68,512
                 2002                                               71,251
                 2003                                               74,105
                 Thereafter                                        44,219
                                                                 $399,998

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increase, the hourly rate decreases. In December 1992, the Company renegotiated the Manufacturing Agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended Manufacturing Agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the Manufacturing Agreement reducing the administrative fee and extending the Manufacturing Agreement through June 1998. In March 1996, the Company agreed to extend the Manufacturing Agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in the preceding paragraph. The Company has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Such is anticipated to occur during fiscal 1999 (See note 13). Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 1998, this obligation was approximately $226,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LICENSE AND ROYALTY AGREEMENTS - The Company has entered into various license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements are for various durations expiring through 2007 and they require the Company to make payments based on the sales of the individual licensed products.

The Company has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by the Company.

At May 31, 1998, the Company is negotiating to purchase certain technology and development rights.


                                             FS-13
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (9)  STOCKHOLDERS' EQUITY

On November 15, 1996, the Company effected a one-for-seven reverse stock split of its common stock. For all periods presented, components of shareholders' equity and share information have been adjusted to reflect the reverse stock split.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES C - The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after December 31,
1994.   At May 31, 1998, there were no shares issued and outstanding.  There were no dividends declared or paid in 1998 or 1997.

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES D - The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.50 per share after December 31, 1994. There were 370,483 shares issued and outstanding at May 31, 1998. There were no dividends declared or paid in 1998 or 1997.

COMMON STOCK - During 1997, the Company issued 3,998 shares of its common stock in satisfaction of $9,432 in accrued royalties. In March 1998, the Company's Board of Directors approved the repurchase of up to 4% of the Company's outstanding common stock over the next twelve months. Such repurchases are at the discretion of management and all repurchased shares will be retired. During 1998, the Company repurchased 5,000 shares of its common stock for aggregate consideration of $5,220. See note 13 for discussion of shares repurchased subsequent to May 31, 1998.

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

Options granted prior to May 31, 1995, generally vested on the date of grant and
expired in April 1998 or expire in August 1999.   No options were granted during
the year ended May 31, 1998. During the year ended May 31, 1997, the Company granted options to purchase 14,286 shares of common stock to a director and 21,429 shares of common stock to a former employee at $1.750 and $2.625 per share, respectively. The options vest over four years and expire in 2001.




                                             FS-14
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (9)  STOCKHOLDERS' EQUITY _ CONTINUED

SFAS 123 PRO FORMA INFORMATION - Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the year ended May 31, 1997, (no options were issued during the year ended May 31, 1998): risk free interest rate of 6.5%; dividend yield of 0%; expected life of the option of 5 years; and volatility factor of the expected market price of the Company's common stock of 70%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, 1998 and 1997, are as follows:

                                                           1998         1997

   Net income, as reported                               $259,485     $223,325
   Adjustment to compensation expense under SFAS 123        3,961        3,961
   Net income, pro forma                                 $255,524     $219,364
   Net income per common and common equivalent share,
as reported                                              $    .12     $    .10
   Net income per common and common equivalent share,
pro forma                                                $    .12     $    .10

The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 1998:

                                      Number of Shares               Weighted
                                                                      average
                                  Employee   Nonemployee    Total     exercise
                                                                        price
Outstanding, May 31, 1996          184,286       21,429    205,715      $1.51
   Granted                          35,715           --     35,715       2.28
   Expired                        ( 35,715)          --   ( 35,715)      2.28
Outstanding, May 31, 1997          184,286       21,429    205,715       1.51
   Granted                              --           --         --         --
   Exercised                            --           --         --         --
   Expired                        (170,000)    (21,429)   (191,429)      1.49
Outstanding, May 31, 1998           14,286           --     14,286       1.75

                                             FS-15
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (9)  STOCKHOLDERS' EQUITY _ CONTINUED

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 1998:

                                          Number of options
            Exercise price             Outstanding  Exercisable    Contractual
                                                                 life remaining
                 1.75                      14,286        3,571         3.4

                        Total             14,286        3,571

WARRANTS - In 1994, the Company issued warrants to purchase 200,596 shares of Common Stock at $1.75 per share to two major shareholders and a member of the Board of Directors. These warrants expired in 1998. Based on the exercise price of the warrants, the Board of Directors determined that no value should be ascribed to the warrants at the date of issuance.

No warrants were issued during the years ended 1995 through 1998.

NOTE (10)  RETIREMENT SAVINGS PLAN

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

NOTE (11)  INCOME TAXES

The provision for income taxes for the years ended May 31, 1998 and 1997, consists of the following:

                                        Current      Deferred       Total
   Year ended May 31, 1998:
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



                                             FS-16
NOTES TO FINANCIAL STATEMENTS - CONTINUED
For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (11)  INCOME TAXES - CONTINUED

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1998 and 1997, are presented below:

                                                     1998              1997
Deferred tax assets:
   Accounts receivable, principally due to allowance
      for doubtful accounts and sales returns      $  51,360          $  42,000
   Inventories, principally due to additional costs
      Inventoried for tax purposes pursuant to the
      Tax Reform Act of 1986 and allowance for
      inventory obsolescence                          69,913            89,978
   Compensated absences principally due to accrual
      for financial reporting                         19,465            14,960
   Net operating loss carryforwards                  763,227           879,626
   Business tax credit carryforwards                 184,004           191,096
   Less valuation allowance                       (1,019,585)        (1,144,990)
      Net deferred tax assets                         68,384            72,670

Deferred tax liabilities:
   Unamortized marketing rights                   (   68,384)        (   72,670)
                                                  $       --        $       --

Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 1998 and 1997. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

Income tax expense for the years ended May 31, 1998 and 1997, differed from the amounts computed by applying the U.S. Federal income tax rate of 34 % to pre-tax income as a result of:

                                                     1998               1997
Computed "expected" tax expense                     $ 88,497          $ 76,203
Income (reduction) in income taxes resulting from:
   Meals and entertainment                             4,864             9,860
   Change in beginning of the year balance of the
      valuation allowance for deferred tax assets
      allocated to income tax expense               ( 93,089)         ( 85,791)
   State and local income taxes, net of tax benefit      528               528
                                                    $    800          $    800

As of May 31, 1998, the Company has net tax operating loss carryforwards of approximately $2,153,000 and business tax credits of approximately $161,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1998 to 2008. As of May 31, 1998, the Company has business tax credits of approximately $23,000 available to offset future state income tax liabilities. The Company's state net operating loss carryforward totaling approximately $354,000 expired during the year ended May 31, 1998.

For Each of the Years in the Two-Year Period Ended May 31, 1998

NOTE (12)  EXPORT SALES

The Company has significant export sales. The net sales and operating activities for the years ended May 31, 1998 and 1997, are as follows:
                                              1998                    1997
Net Sales:
   Domestic                                  $3,456,000             $3,764,000
   Europe                                     1,364,000              1,276,000
   South America                                747,000                710,000
   Other                                        627,000                584,000
      Total                                  $6,194,000             $6,334,000

Operating Profit:
   Domestic                                  $   78,000             $   82,000
   Europe                                       105,000                 97,000
   South America                                 56,000                 52,000
   Other                                         45,000                 45,000
      Total                                  $  284,000             $  276,000

NOTE (13) SUBSEQUENT EVENTS

ORGANIZATION _ In June 1998, the Company incorporated Lancer de Mexico S.A. de C.V. The purpose of this Company is to continue existing manufacturing operations and to sell, import and export medical, orthodontic, and dental instruments upon the expiration of the Manufacturing Agreement in October 1998 (See note 8). Management of the Company anticipates that costs associated with the transfer of operations under Lancer de Mexico will not be significant.

STOCK REPURCHASE _ Subsequent to May 31, 1998, through the date of this report, the Company repurchased and retired 3,172 shares of its common stock for cash of $1.06 or $1.25 per share for an aggregate cost to the Company of $3,895.








                                             FS-18