Form 10QSB
period 1998-08-31
LANCER ORTHODONTICS INC /CA/
filed 1998-10-15
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended August 31, 1998                   Commission File No. 0-5920

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

            Yes      X                                No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,117,040

Traditional small business disclosure format (check one):

            Yes      X                                No


PART I.   FINANCIAL INFORMATION

Item 1.     SUMMARIZED FINANCIAL INFORMATION
                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                                    8/31/98

                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $   108,816
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $99,825                 1,333,509
     Inventories                                                    2,076,955
     Prepaid Expenses                                                  34,232
        Total Current Assets                                        3,553,512

PROPERTY AND EQUIPMENT, at cost                                     2,330,494
     Less:  Accumulated depreciation                               (2,133,365)
                                                                      197,129
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           153,550
     Technology Use Rights, net                                       210,990
                                                                      364,540

OTHER ASSETS                                                            6,560
        Total Assets                                               $4,121,741

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  581,458
     Line of Credit                                                   100,000
        Total Current Liabilities                                     681,458

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C, $.06
        noncumulative annual dividend; $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
     Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; 370,483 issued and outstanding
        ($.50 liquidation preference:  aggregate liquidation
        preference of $185,242)                                       185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
        issued and outstanding 2,117,040                            4,700,906
     Accumulated Deficit                                           (1,445,865)
        Total Stockholders' Equity                                  3,440,283
        Total Liabilities and Stockholders' Equity                 $4,121,741


                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED
                                                 8/31/98           8/31/97

NET SALES                                      $1,540,302        $1,447,783

COST OF SALES                                     941,277           889,729

     Gross Profit                                 599,025           558,054

OPERATING EXPENSES:
     Selling, General & Administrative            523,569           504,566
     Product Development                           32,322            39,642

TOTAL OPERATING EXPENSES                          555,891           544,208

INCOME (LOSS) FROM OPERATIONS                      43,134            13,846

OTHER INCOME (EXPENSE):
     Interest Expense                          (    1,979)       (    9,473)
     Other Income (Expense), net               (      132)       (    1,099)

TOTAL OTHER INCOME (EXPENSE)                   (    2,111)       (   10,572)

INCOME BEFORE INCOME TAXES                         41,023             3,274

INCOME TAXES                                          800                800

NET INCOME                                         40,223              2,474

OTHER COMPREHENSIVE INCOME                             --                 --

COMPREHENSIVE INCOME                           $   40,223        $    2,474


WEIGHTED AVERAGE SHARES OF COMMON SHARE

BASIC                                          $     .019        $     .001

DILUTED                                        $     .019        $     .001


                            LANCER ORTHODONTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   FOR THE THREE MONTHS ENDED
                                                     8/31/98          8/31/97

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                     $ 40,223         $  2,474
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                 40,719           64,389
        Provision for doubtful accounts               20,175              750
        Changes in assets and liabilities:
           Decrease (increase) in accounts
           receivable                               ( 50,834)          13,409
           Increase in inventories                  (280,161)        ( 41,322)
           Decrease in prepaid expenses               33,525           27,064
           Decrease in accounts payable and
           accrued liabilities                      (  2,764)        ( 26,892)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         (199,117)          39,872

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            (  8,615)        ( 29,616)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on note payable to bank           --         ( 70,000)
     Principal payments of capital leases                 --         (  5,804)
     Repurchase of common stock                     (  4,488)              --
CASH FLOWS USED IN FINANCING ACTIVITIES             (  4,488)        ( 75,804)


INCREASE (DECREASE) IN CASH                         (212,220)       (  65,548)
CASH AT BEGINNING OF PERIOD                          321,036           154,761
CASH AT END OF PERIOD                               $108,816          $ 89,213





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

(C) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

(D) STOCK BASED COMPENSATION

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

(F) LINE OF CREDIT

At August 31, 1998, the Company had a $300,000 line of credit with a bank. Borrowings are made at prime plus 1% (9.5% at August 31, 1998) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1998 was $153,318. The line of credit expires on December 1, 1998. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

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

(G) NOTE PAYABLE TO BANK

At February 28, 1998, all unpaid principal and accrued interest on the note payable to a bank was paid. The note required monthly payments of $18,889 plus interest at prime plus 1% (9.5% at August 31, 1997).

(H) CAPITAL LEASE

The Company was the lessee of equipment under a capital lease which expired in January 1998. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset was depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the period ended August 31, 1997.

(I) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(I) COMMITMENTS AND CONTINGENCIES - continued

actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At August 31, 1998, this obligation was approximately $280,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, which requires monthly rental payments that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 31, 1998, which requires average monthly rentals of approximately $5,200. The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate minimum annual cash lease payments are as follows:

                     Years ending
                     May 31, 1999                       $76,031
                     May 31, 2000                       $65,880
                     May 31, 2001                       $68,512
                     May 31, 2002                       $71,252
                     May 31, 2003                       $74,105
                     Thereafter                         $44,219

YEAR 2000 ISSUES _ Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The Company has begun the process of upgrading its hardware and software in order to obtain year 2000 compliance in 1999 and does not anticipate to incur significant additional costs to by year 2000 compliant.

(J) INCOME TAXES

At May 31, 1998, the Company had net tax operating loss carryforwards of approximately $2,153,000 and business tax credits of approximately $161,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1998 to 2008. As of May 31, 1998, the Company had business tax credits of approximately $23,000 available to offset future state income tax liabilities. The Company's state net operating loss carryforward totaling approximately $354,000 expired during the year ended May 31, 1998.

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(K)NET INCOME PER COMMON SHARE AND DIVIDENDS

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS 128"). SFAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In connection with the implementation of SFAS 128, the basic and diluted earnings per share for the three months ended August 31, 1997 were not materially different from the earnings per share previously reported for such period.

                                              EARNINGS PER SHARE (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED
                                                 8/31/98            8/31/97
      BASIC EARNINGS PER SHARE:

Net income                                    $   40,223         $    2,474

Net income applicable to common shareholders  $   40,223         $    2,474

Weighted average number of common shares       2,118,280          2,125,712

Basic Earnings per Share                      $     .019         $     .001


      DILUTED EARNINGS PER SHARE:

Net income (loss) from primary
      income per common share                 $   40,223         $    2,474

Net income (loss) for diluted
      earnings per share                      $   40,223         $    2,474

Weighted average number of shares used in calculation
      of basic earnings per common share       2,118,280          2,125,712

Add:  Common equivalent shares                    52,926             52,926

Weighted average number of shares used in  calculation
      of diluted earnings per share            2,171,206          2,178,638

Diluted earnings per share                    $     .019         $     .001
                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(L) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                FOR THE THREE MONTHS ENDED
                                                 8/31/98           8/31/97
   Sales to unaffiliated customers:
         United States                          $  871,154        $  903,355
         Europe                                    348,766           255,884
         South America                             185,549           138,506
         Other Foreign                             134,833           150,038
                                                $1,540,302        $1,447,783

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit:
         United States                          $   64,001        $   90,707
         Europe                                  (  10,875)        (  36,125)
         South America                           (   5,784)        (  19,553)
         Other Foreign                           (   4,208)        (  21,183)
                                                $   43,134        $   13,846

(M) NEW DISCLOSURE STANDARDS

In June 1997, SFAS No. 130 (SFAS 130"), "Comprehensive Income" was issued which is effective for fiscal years beginning after December 15, 1997, and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The implementation of SFAS 130 did not have a material effect upon the Company's financial statements.

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS 131 will not have a material effect upon the Company's financial statements.




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

RESULTS OF OPERATIONS

For the three months ended August 31, 1998, net income increased $37,749 as compared to the year earlier period. The increase in net income is primarily attributable to the increase in sales.

For the three months ended August 31, 1998, net sales increased $92,519 (6.4%) as compared to the year earlier period. The Company continues to search for and add new distributors, private label customers, and sales representatives. The

Company remains very active in investigating new products that will contribute strategically to its product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

For the three months ended August 31, 1998, cost of sales as a percentage of sales totaled 61.1%, a decrease of .4% as compared to the year earlier period which totaled 61.5%. The Company is in the process of automating several of its manufacturing processes which should reduce future cost of sales.

For the three months ended August 31, 1998, selling and general and administrative expenses increased $19,003 (3.8%) as compared to the year earlier period. The increase is attributable to an expansion of sales territories and costs related to increased sales.

For the three months ended August 31, 1998, product development expenses decreased $7,320 (18.5%) as compared to the year earlier period. The decrease is attributable to a decrease in wage costs.

For the three months ended August 31, 1998, interest expense decreased $7,494 (79.1%) as compared to the year earlier period. The decrease is attributable to reduced debt.

                           LANCER ORTHODONTICS, INC.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 1998 and its previous two fiscal year ends was as follows:
                                       08/31/98       05/31/98       05/31/97
Current Assets                       $3,553,512     $3,488,437     $3,217,057
Current Liabilities                     681,458        684,222        800,050
Working Capital                       2,872,054      2,804,215      2,417,007

Bank Debt & Capitalized Leases          100,000        100,000        415,848
Shareholder Equity                    3,440,283      3,404,548      3,150,283
Total Assets                          4,121,741      4,088,770      3,950,333

Working capital increased $67,839 during the three months ended August 31, 1998, primarily attributable to an increase in sales, partially offset by the paydown of bank debt. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

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


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant

Date October 14, 1998                     By /s/ Douglas D. Miller
                                               Douglas D. Miller,
                                               President and Chief Operating
                                               Officer