Form 10QSB
period 1998-11-30
LANCER ORTHODONTICS INC /CA/
filed 1999-01-19
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended November 30, 1998                 Commission File No. 0-5920

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

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    11/30/98

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $   97,810
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $99,118                 1,308,853
     Inventories                                                    2,142,774
     Prepaid Expenses                                                  18,720
        Total Current Assets                                        3,568,157

PROPERTY AND EQUIPMENT, at cost                                     2,363,998
     Less:  Accumulated depreciation                               (2,155,685)
                                                                      208,313
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           147,325
     Technology Use Rights, net                                       198,817

                                                                      346,142
OTHER ASSETS                                                            6,560
        Total Assets                                               $4,129,172

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  568,847
     Line of Credit                                                   200,000
        Total Current Liabilities                                     768,847

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
     $.06 noncumulative annual dividend; $.75 par value:
     Authorized 250,000 shares; no shares issued and outstanding
     ($.75 liquidation preference)                                         --
     Redeemable Convertible Preferred Stock, Series D,
     $.04 noncumulative annual dividend; $.50 par value:
     Authorized 500,000 shares; 370,483 issued and outstanding
     ($.50 liquidation preference:  aggregate liquidation
     preference of $185,242)                                          185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
     issued and outstanding 2,117,040                               4,700,906
     Accumulated Deficit                                           (1,525,823)
        Total Stockholders' Equity                                  3,360,325
        Total Liabilities and Stockholders' Equity                 $4,129,172
                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                     FOR THE THREE           FOR THE SIX
                                     MONTHS ENDED            MONTHS ENDED
                                  11/30/98    11/30/97    11/30/98    11/30/97

NET SALES                       $1,534,218  $1,563,507  $3,074,520  $3,011,290

COST OF SALES                    1,022,298     976,283   1,963,574   1,866,011

     Gross Profit                  511,920     587,224   1,110,946   1,145,279

OPERATING EXPENSES:
     Selling, General &
     Administrative                553,938     506,834   1,077,507   1,012,201
     Product Development            36,232      46,533      68,554      86,175

TOTAL OPERATING EXPENSES           590,170     553,367   1,146,061   1,098,376

INCOME (LOSS) FROM OPERATIONS   (   78,250)     33,857  (   35,115)     46,903

OTHER INCOME (EXPENSE):
     Interest Expense           (    2,629)  (   7,601) (    4,608) (   17,074)
     Other Income (Expense), net       919       1,516         787         417

TOTAL OTHER INCOME (EXP)        (    1,710) (    6,085) (    3,821) (   16,657)

INCOME (LOSS) BEFORE
  INCOME TAXES                  (   79,960)     27,772   (  38,936)     30,246

  INCOME TAXES                          --         800         800         800

NET INCOME (LOSS)               (   79,960)     26,972   (  39,736)     29,446

OTHER COMPREHENSIVE INCOME              --          --          --          --

COMPREHENSIVE INCOME (LOSS)    $(   79,960) $   26,972  $(  39,736) $   29,446


NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

BASIC                          $      (.04) $      .01  $     (.02) $      .01

DILUTED                        $      (.04) $      .01  $     (.02) $      .01


                            LANCER ORTHODONTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    FOR THE SIX MONTHS ENDED
                                                    11/30/98         11/30/97

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                             $( 39,736)        $ 29,446
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Depreciation and amortization                 81,439          128,778
        Provision for doubtful accounts             ( 20,882)         ( 7,273)
        Changes in assets and liabilities:
           Decrease (increase) in accounts rec        14,879          ( 9,778)
           Decrease (increase) in inventories       (345,980)         111,767
           Decrease (increase) in prepaid expenses    49,037          (13,845)
           Decrease in accounts payable and
           accrued liabilities                      ( 15,375)        ( 61,113)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         (276,618)         177,982

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            ( 42,120)        ( 31,791)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net under line of credit agreement              100,000               --
     Principal payments on note payable to bank           --         (140,000)
     Principal payments of capital leases                 --         ( 11,774)
     Repurchase of common stock                     (  4,488)              --
CASH FLOWS USED IN FINANCING ACTIVITIES               95,512         (151,774)


DECREASE IN CASH                                    (223,226)        (  5,583)
CASH AT BEGINNING OF PERIOD                          321,036          154,761
CASH AT END OF PERIOD                               $ 97,810         $149,178





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

(F) LINE OF CREDIT

At November 30, 1998, the Company had a $1,000,000 line of credit with a bank. Borrowings are made at prime plus 0.75% (8.5% at November 30, 1998) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1998 was $181,290. The line of credit expires on November 3, 1999. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,500,000 and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(G) NOTE PAYABLE TO BANK

At February 28, 1998, all unpaid principal and accrued interest on the note payable to a bank was paid. The note required monthly payments of $18,889 plus interest at prime plus 1% (9.5% at November 30, 1998).

(H) CAPITAL LEASE

The Company was the lessee of equipment under a capital lease which expired in January 1998. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset was depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the period ended November 30, 1997.

(I) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(I) COMMITMENTS AND CONTINGENCIES - continued

actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. A new agreement is currently being finalized to extend through October 2000. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At November 30, 1998, this obligation was approximately $264,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, which requires monthly rental payments that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The Company is negotiating to lease its Mexico facility under a non-cancelable operating lease expiring October 31, 2000, which requires average monthly rentals of approximately $6,000. The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate minimum annual cash lease payments are as follows:

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

YEAR 2000 ISSUES _ Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The accounting and MRP software for the Company's main frame computer system has been upgraded to be year 2000 compliant and is actively supported by the developer. The Company does not anticipate to incur significant additional costs to be completely year 2000 compliant.

The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has a broad base of customers and suppliers and therefore is not heavily reliant on any one outside company. However, the Company has no way of completely knowing how the year 2000 may affect its various vendors or customers if such conversions are not completed on a timely basis by them, and thus it cannot estimate with certainty the impact the year 2000 may have on the Company.


                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

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

(K) NET INCOME PER COMMON SHARE AND DIVIDENDS

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In connection with the implementation of SFAS 128, the basic and diluted earnings per share for the three months and six months ended November 30, 1997 were not materially different from the earnings per share previously reported for such period.

                                        EARNINGS PER SHARE (UNAUDITED)
                                     FOR THE THREE          FOR THE NINE
                                     MONTHS ENDED            MONTHS ENDED
                                  11/30/98    11/30/97    11/30/98    11/30/97
      BASIC EARNINGS PER SHARE:

Net income (loss)              $(   79,960 $   26,972 $(   39,736) $   29,446

Net income (loss) applicable to
      common shareholders       $(  79,960) $   26,972 $(   39,736) $   29,446

Weighted average number of
      common shares              2,117,040   2,125,712   2,117,663   2,125,712

Basic Earnings (loss) per Share$(      .04) $      .01 $(      .02) $      .01

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(K) NET INCOME PER COMMON SHARE AND DIVIDENDS - continued

      DILUTED EARNINGS PER SHARE:

Net income (loss) from primary
      income per common share  $(   79,960) $   26,972 $(   39,736) $   29,446

Net income (loss) for diluted
      earnings per share       $(   79,960) $   26,972 $(   39,736) $   29,446

Weighted average number of shares
      used in calculating basis
      earnings per common share  2,117,040   2,125,712   2,117,663   2,125,712

Add:  Common equivalent shares          --      52,926          --      90,496

Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,117,040   2,178,638   2,117,663   2,178,638

Diluted earnings (loss) per
     share                     $(      .04) $      .01 $(      .02) $      .01

(L) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                FOR THE SIX MONTHS ENDED
                                                 11/30/98        11/30/97
   Sales to unaffiliated customers:
         United States                         $1,739,883        $1,716,399
         Europe                                   740,362           702,984
         South America                            285,828           295,120
         Other Foreign                            308,447           296,787
                                                $3,074,520        $3,011,290

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit:
         United States                          $( 63,120)         $  3,586
         Europe                                    15,534            23,512
         South America                              5,996             9,872
         Other Foreign                              6,475             9,933
                                                $( 35,115)          $46,903



                           LANCER ORTHODONTICS, INC.

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

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS 131 did not have a material effect upon the Company's financial statements.


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

RESULTS OF OPERATIONS

For the six months ended November 30, 1998, net income decreased from income of $29,446 at November 30, 1997, to a net loss of $39,736 at November 30, 1998. For the three months ended November 30, 1998, net income decreased from income of $26,972 at November 30, 1997, to a net loss of $79,960 at November 30, 1998. The decrease in net income is primarily attributable to the decrease in gross profit and increase in marketing costs, partially offset by a reduction in interest expenses.




                           LANCER ORTHODONTICS, INC.

For the six months ended November 30, 1998, net sales increased $63,230 (2.09%) as compared to the year earlier period. For the three months ended November 30, 1998, net sales decreased $29,289 (1.87%) as compared to the year earlier period. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products to add to its growing product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

For the six months ended November 30, 1998, cost of sales as a percentage of sales (63.9%) increased 1.9% compared to the year earlier period. For the three months ended November 30, 1998, cost of sales as a percentage of sales (66.6%) increased 4.2% compared to the year earlier period. The increase is attributable to lower prices in the industry.

For the six months ended November 30, 1998, selling and general and administrative expenses increased $65,306 (6.45%) compared to the year earlier period. For the three months ended November 30, 1998, selling and general and administrative expenses increased $47,104 (9.29%) as compared to the year earlier period. The increase is attributable to an increase in marketing salaries and commissions.

For the six months ended November 30, 1998, product development expenses decreased $17,621 (20.4%) as compared to the year earlier period. For the three months ended November 30, 1998, product development expenses decreased $10,301 (22.1%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs.

For the six months ended November 30, 1998, interest expense decreased $12,466 (73.0%) compared to the year earlier period. For the three months ended November 30, 1998, interest expense decreased $4,972 (65.4%) as compared to the year earlier period. The decrease is attributable to reduced debt and interest rates.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at November 30, 1998 and its previous two fiscal year ends was as follows:

                                       11/30/98       05/31/98       05/31/97
Current Assets                       $3,568,157     $3,488,437     $3,217,057
Current Liabilities                     768,847        684,222        800,050
Working Capital                       2,799,310      2,804,215      2,417,007
Bank Debt & Capitalized Leases          200,000        100,000        415,848
Shareholder Equity                    3,360,325      3,404,548      3,150,283
Total Assets                          4,129,172      4,088,770      3,950,333

Working capital decreased $4,905 during the six months ended November 30, 1998, primarily attributable to the replacement of equipment and the development of new products.

                           LANCER ORTHODONTICS, INC.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  Not Applicable

Item 2.     CHANGES IN SECURITIES  Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Company's 1998 annual meeting of shareholders was held on November 10, 1998.

b.   The following nominees were elected directors:
     Zackary Irani      Janet Moore       Douglas Miller      Robert Orlando

c.   Summary of voting for directors:

                                   For          Against       Abstentions
   Zackary Irani                 1,902,675         0             10,057
   Douglas Miller                1,902,677         0             10,055
   Janet Moore                   1,902,659         0             10,073
   Robert Orlando                1,902,791         0               9,941

   Total Response                1,912,732

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


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant



Date January 14, 1999            By /s/ Douglas D. Miller
                                         Douglas D. Miller,
                                         President and Chief Operating Officer