Form 10QSB
period 1999-02-28
LANCER ORTHODONTICS INC /CA/
filed 1999-04-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended February 28, 1999               Commission File No. 0-5920

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

              Yes         X                                      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,119,140

Traditional small business disclosure format (check one):

              Yes         X                                      No


PART I.       FINANCIAL INFORMATION

Item 1.       SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    2/28/99

                                     ASSETS
CURRENT ASSETS:
      Cash                                                         $  101,739
      Accounts Receivable, less allowances for sales
          returns and doubtful receivables of $97,075               1,188,824
      Insurance Claim Receivable                                      110,000
      Inventories                                                   2,174,319
      Prepaid Expenses                                                  5,501
          Total Current Assets                                      3,580,383

PROPERTY AND EQUIPMENT, at cost                                     2,383,540
      Less:  Accumulated depreciation                              (2,178,005)
                                                                      205,535
INTANGIBLE ASSETS:
      Marketing and Distribution Rights, net                          141,100
      Technology Use Rights, net                                      186,642

                                                                      327,742
OTHER ASSETS                                                            6,560
          Total Assets                                             $4,120,220

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable and Accrued Liabilities                     $  603,105
      Line of Credit                                                  200,000
          Total Current Liabilities                                   803,105

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
      Redeemable Convertible Preferred Stock, Series C,
        $.06 noncumulative annual dividend; $.75 par value:
        Authorized 250,000 shares; no shares issued and
        outstanding ($.75 liquidation preference)                          --
      Redeemable Convertible Preferred Stock, Series D,
        $.04 noncumulative annual dividend; $.50 par value:
        Authorized 500,000 shares; 370,483 issued and
        outstanding ($.50 liquidation preference:
        aggregate liquidation preference of $185,242)                 185,242
      Common Stock, no par value: Authorized 50,000,000 shares;
        issued and outstanding 2,119,140                            4,701,761
      Accumulated Deficit                                          (1,569,888)
          Total Stockholders' Equity                                3,317,115
          Total Liabilities and Stockholders' Equity               $4,120,220
                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                   FOR THE THREE           FOR THE NINE
                                   MONTHS ENDED             MONTHS ENDED
                                2/28/99    2/28/98        2/28/99     2/28/98

NET SALES                     $1,329,076  $1,370,068   $4,403,596  $4,381,358

COST OF SALES                    827,383     828,058    2,790,957   2,694,070

      Gross Profit               501,693     542,010    1,612,639   1,687,288

OPERATING EXPENSES:
      Selling, General &
      Administrative             498,025    506,691     1,575,532   1,519,692
      Product Development         43,512     49,266       112,066     135,441

TOTAL OPERATING EXPENSES         541,537    555,957     1,687,598   1,655,133

INCOME (LOSS) FROM OPERATIONS (   39,844)(   13,947)   (   74,959)     32,155

OTHER INCOME (EXPENSE):
   Interest Expense           (    5,069)(    6,338)   (    9,677)  (  23,412)
   Other Income (Expense), net       848        342         1,636         759

TOTAL OTHER INCOME (EXP)      (    4,221)(    5,996)   (    8,041) (   22,653)

INCOME (LOSS) BEFORE
  INCOME TAXES                 (  44,065) (  19,943)    (  83,000)      9,502

  INCOME TAXES                        --        800           800         800

NET INCOME (LOSS)              (  44,065)(  20,743)     (  83,800)      8,702

OTHER COMPREHENSIVE INCOME            --         --            --          --

COMPREHENSIVE INCOME (LOSS)   $(  44,065)$(  20,743)  $(   83,800) $    8,702


NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

BASIC                         $     (.02)$    (.01)   $     (.04)  $      .00

DILUTED                       $     (.02)$    (.01)   $     (.04)  $      .00


                            LANCER ORTHODONTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   FOR THE NINE MONTHS ENDED
                                                   2/28/99           2/28/98

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                           $( 83,800)         $  8,702
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
          Depreciation and amortization            122,158            133,167
          Provision for doubtful accounts          ( 22,925)         (  4,694)
          Changes in assets and liabilities:
             Decrease in accounts receivable       136,951             30,591
             Decrease (increase) in inventories    (377,525)          194,843
             Increase in insurance claim rec       (110,000)               --
             Decrease in prepaid expenses           62,256             14,854
             Increase (decrease) in accounts
             payable and accrued liabilities        18,883           ( 34,803)
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES                               (254,002)          342,660


CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment          ( 61,662)         ( 36,490)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net draws under line of credit agreement     100,000                 --
      Principal payments on note payable to bank        --           (200,000)
      Principal payments of capital leases              --           ( 15,848)
      Repurchase of common stock                   (  3,633)               --
CASH FLOWS USED IN FINANCING ACTIVITIES             96,367           (215,848)


DECREASE IN CASH                                   (219,297)           90,322
CASH AT BEGINNING OF PERIOD                        321,036            154,761
CASH AT END OF PERIOD                             $101,739           $245,083





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

(F) INSURANCE CLAIM

Management of the Company completed an assessment of a theft of inventory located at its facility in Mexicali Mexico on April 6, 1999. A police report and claim with the Company's insurance carrier for the full amount have been filed and the Company is actively assessing its security measures.

The estimated loss of $110,000, valued at standard cost, has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable.

To date, Management has no information that would lead it to believe that it will not recover for the theft under its insurance policy, however, there can be no assurances given as to the amount that the Company will ultimately recover from its insurance carrier.

(G) LINE OF CREDIT

At February 28, 1999, the Company had a $1,000,000 line of credit with a bank. Borrowings are made at prime plus 0.75% (8.5% at February 28, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 1999 was $129,627. The line of credit expires on November 3, 1999. The Company is not required to maintain compensating balances in connection with this borrowing arrangement.

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

(H) NOTE PAYABLE TO BANK

At February 28, 1998, all unpaid principal and accrued interest on the note payable to a bank was paid. The note required monthly payments of $18,889 plus interest at prime plus 1% (9.5% at February 28, 1998).

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(I) CAPITAL LEASE

The Company was the lessee of equipment under a capital lease which expired in January 1998. The assets and liabilities under the capital lease were recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset was depreciated over its estimated useful life. Depreciation of the asset is included in depreciation expense for the period ended February 28, 1998.

(J) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee and extending the agreement through

June 30, 1998. In March 1996, the Company agreed to extend the agreement through October 1998, to coincide with the building lease. A new agreement is currently being finalized to extend through October 2000. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement.
The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At February 28, 1999, this obligation was approximately $235,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

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

                         Years  ending
                         May 31, 1999                                $76,031
                         May 31, 2000                                $65,880
                         May 31, 2001                                $68,512
                         May 31, 2002                                $71,252
                         May 31, 2003                                $74,105
                         Thereafter                                  $44,219
                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS _ continued

(J) COMMITMENTS AND CONTINGENCIES - continued

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

(K) INCOME TAXES

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

(L)  NET INCOME PER COMMON SHARE AND DIVIDENDS

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

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(L) NET INCOME PER COMMON SHARE AND DIVIDENDS _ continued

                                            EARNINGS PER SHARE (UNAUDITED)
                                     FOR THE THREE            FOR THE NINE
                                     MONTHS ENDED            MONTHS ENDED
                                   2/28/99     2/28/98     2/28/99     2/28/98
      BASIC EARNINGS PER SHARE:

Net income (loss)              $(   44,065)$(   20,743)$(   83,800) $    8,702

Net income (loss) applicable to
      common shareholders      $(   44,065)$(   20,743)$(   83,800) $    8,702

Weighted average number of
      common shares              2,116,668   2,125,712   2,117,335   2,125,712

Basic Earnings (loss) per Share$(      .02$(      .01)$(      .04) $      .00

      DILUTED EARNINGS PER SHARE:

Net income (loss) from primary
      income per common share  $(   44,065)$(   20,743)$(   83,800) $    8,702

Net income (loss) for diluted
      earnings per share       $(   44,065)$(   20,743)$(   83,800) $    8,702

Weighted average number of shares
      used in calculating basis
      earnings per common share  2,116,668   2,125,712   2,117,335   2,125,712

Add:  Common equivalent shares          --          --          --      52,926

Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,116,668   2,125,712   2,117,335   2,178,638

Diluted earnings (loss)
     per share                 $(      .02)$(      .01) $(     .04) $      .00

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(M) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                               FOR THE NINE MONTHS ENDED
                                                 2/28/99            2/28/98
   Sales to unaffiliated customers:

         United States                        $2,519,106         $2,519,110
         Europe                                 1,116,771         1,057,052
         South America                            340,742           355,156
         Other Foreign                            426,977           450,040
                                              $4,403,596         $4,381,358

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit:
         United States                          $(131,185)         $(   148)
         Europe                                    33,342            18,348
         South America                             10,177             6,170
         Other Foreign                             12,707             7,785
                                                $( 74,959)          $32,155

(N) NEW DISCLOSURE STANDARDS

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

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS 131 did not have a material effect upon the Company's disclosures in its financial statements.




                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(O) ADMINISTRATIVE FEES

For the nine months ended February 28, 1999, general and administrative support fees of $12,000 were accrued, payable to Biomerica, Inc. In January 1999, 5,000 shares of Lancer's common stock were issued and released to Biomerica in lieu of payment of $4,000.

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

RESULTS OF OPERATIONS

For the nine months ended February 28, 1999, net income decreased $92,502 as compared to the year earlier period. For the three months ended February 28, 1999, net income decreased $23,322 compared to the year earlier period. The decrease in net income is primarily attributable to the decrease in gross profit, resulting from pricing pressures, partially offset by a reduction in interest expenses.

For the nine months ended February 28, 1999, net sales increased $22,238 (.5%) as compared to the year earlier period. For the three months ended February 28, 1999, net sales decreased $40,992 (3.0%) as compared to the year earlier period. The decrease is primarily attributable to economic conditions in international markets and an industry-wide slowdown in domestic markets. The Company continues to search for and add new distributors, private label customers, and sales representatives. The Company remains very active in investigating new products that will contribute strategically to its product line, believing that a larger and more diverse product line will appeal to a wider range of customers.

For the nine months ended February 28, 1999, cost of sales as a percentage of sales (63.4%) increased 1.9% compared to the year earlier period. For the three months ended February 28, 1999, cost of sales as a percentage of sales (62.3%) increased 1.9% compared to the year earlier period. The increase is attributable to competitive pricing pressures in the industry.

For the nine months ended February 28, 1999, selling and general and administrative expenses increased $55,840 (3.7%) compared to the year earlier period. For the three months ended February 28, 1999, selling and general and administrative expenses decreased $8,666 (1.7%) as compared to the year earlier period. The increase for the nine month period is attributable to an increase in marketing salaries and commissions and administrative fees.

                           LANCER ORTHODONTICS, INC.

For the nine months ended February 28, 1999, product development expenses decreased $23,375 (17.3%) as compared to the year earlier period. For the three months ended February 28, 1999, product development expenses decreased $5,754 (11.7%) compared to the year earlier period. The decrease is attributable to a decrease in wage costs.

For the nine months ended February 28, 1999, interest expense decreased $13,735 (58.7%) compared to the year earlier period. For the three months ended February 28, 1999, interest expense decreased $1,269 (20.0%) as compared to the year earlier period. The decrease is attributable to reduced debt and interest rates.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at February 28, 1999 and its previous two fiscal year ends was as follows:
                                       02/28/99       05/31/98       05/31/97
Current Assets                       $3,580,383     $3,488,437     $3,217,057
Current Liabilities                     803,105        684,222        800,050
Working Capital                       2,777,278      2,804,215      2,417,007
Bank Debt & Capitalized Leases          200,000        100,000        415,848
Shareholder Equity                    3,317,115      3,404,548      3,150,283

Total Assets                          4,120,220      4,088,770      3,950,333

Working capital decreased $26,937 during the nine months ended February 28, 1999, primarily attributable to the replacement of equipment and the development of new products.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  Not Applicable

Item 2.     CHANGES IN SECURITIES  Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable

                                LANCER ORTHODONTICS, INC.

Item 5.   OTHER INFORMATION

          CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS

          Effective April 13, 1999, the Company's Board of Directors approved the engagement of BDO Seidman, LLP to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the ensuing fiscal year end ending May 31, 1999. In connection with the engagement of BDO Seidman, LLP, the Company has discontinued its association with Corbin & Wertz, who had been engaged to audit the Company's financial statements for the prior fiscal years. The audit reports provided by Corbin & Wertz for the fiscal years ended May 31, 1998 and 1997 did not contain any adverse opinion or a disclaimer of opinion nor was any report modified as to uncertainty, audit scope, or accounting principles. Management of the Company knows of no past disagreements between the Company and Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure.

          INVENTORY THEFT

          Management of the Company completed an assessment of a theft of inventory located at its facility in Mexicali Mexico on April 6, 1999. A police report and claim with the Company's insurance carrier for the full amount have been filed and the Company is actively assessing its security measures.

          The estimated loss of $110,000, valued at standard cost, has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable.

          To date, Management has no information that would lead it to believe that it will not recover for the theft under its insurance policy, however, there can be no assurances given as to the amount that the Company will ultimately recover from its insurance carrier.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            There were no Form 8-k reports filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant



Date April 14, 1999                       By /s/ Douglas D. Miller
                                          Douglas D. Miller,
                                          President and Chief Operating Officer