Form 10QSB/A
period 1998-02-28
LANCER ORTHODONTICS INC /CA/
filed 1999-04-26
CIK 57538

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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

          Exhibit 16.1. Letter on Change in Certifying Accountant from Corbin and Wertz.

          REPORTS ON FORM 8-K

          There were no Form 8-k reports filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant



Date April 26, 1999                       By /s/ Douglas D. Miller
                                          Douglas D. Miller,
                                          President and Chief Operating Officer

                           EXHIBIT 16.1




April 15, 1999



Office of the Chief Accountant
SECPS Letter File
Securities and Exchange Commission
Mail Stop 9-5
450 Fifth Street, N.W.
Washington DC 20549

RE:  Quarterly Report on Form 10-Q for Lancer Orthodontics, Inc.


We have read Item 5 included in the quarterly report on Form 10-Q for Lancer Orthodontics, Inc. (Commission File No. 0-5920) dated April 14, 1999, filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.



/S/ CORBIN & WERTZ
Corbin & Wertz




cc: Ms. Janet Moore