Form 10-K405
period 1999-05-31
LANCER ORTHODONTICS INC /CA/
filed 1999-09-08
CIK 57538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   Washington DC 20549
                                  Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               (No fee required)

For the Fiscal Year Ended May 31, 1999              Commission File No. 0-5920

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenue for its most recent fiscal year $6,159,496.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on NASDAQ, on August 3, 1999, was approximately $1,261,902.

The number of shares of Issuer's no par value common stock outstanding as of August 3, 1999, was 2,082,920.

Documents Incorporated by Reference:
      1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on November 17, 1999, are incorporated by reference into
Part III.

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

  In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July 1994, Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, Lancer agreed to extend the agreement through October 1998. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Effective November 1, 1998, the subcontractor agreement and lease were extended to October 31, 2000. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 1999, this obligation was approximately $287,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

  Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 1999.

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

  Lancer sells its products directly to orthodontists through company-paid sales representatives in the United States. At the end of its 1999 fiscal year, Lancer had seven sales representatives, all in the United States, all of whom are employees of Lancer.


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

  For the fiscal years ended May 31, 1999 and 1998, sales by class of product are:

        Class of Product                           1999               1998
        Manufactured Products                  $5,227,000          $5,155,000
        Resale Products                           932,000           1,039,000
           TOTAL                               $6,159,000          $6,194,000

   Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For the fiscal years ended May 31, 1999 and 1998:
                                                   1999              1998
   Sales to unaffiliated customers:
         United States                         $3,413,000          $3,456,000
         Europe                                 1,436,000           1,392,000
         South America                            685,000             747,000
         Other Foreign                            625,000             599,000
                                               $6,159,000          $6,194,000

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit (loss):
         United States                       $(    91,000)       $     78,000
         Europe                                    79,000             105,000
         South America                             38,000              56,000
         Other Foreign                             34,000              45,000
                                             $     60,000         $   284,000

   Identifiable assets:
         United States                         $2,233,000          $2,076,000
         Mexico                                 1,778,000           1,623,000
                                               $4,011,000          $3,699,000

   Export sales                                $2,746,000          $2,738,000

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

  SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 1999 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

  CUSTOMERS, BACKLOG, AND SEASONALITY OF BUSINESS. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 1999 and 1998. Lancer's backlog at May 31, 1999 and 1998, was $213,000 and $268,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations.





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

  PRODUCT DEVELOPMENT AND IMPROVEMENT. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. In fiscal 1999, development costs of $47,000 and equipment and leasehold costs of $32,000 were incurred in the development of paragon_, a dental amalgam, which will be the world's first spherical dispersion system that expands when set. The total costs incurred by Lancer on product development activities were approximately $165,000 and $188,000 for the fiscal years ended May 31, 1999 and 1998, respectively.

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

  YEAR 2000 ISSUES. The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year, causing computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in computer failures or miscalculations. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The Company has undertaken certain corrective actions in an effort to ensure that its hardware and software systems used to manage its business are year 2000 compliant and will continue to function properly in the year 2000. However, there can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material. Additionally, there can be no assurance that the Year 2000 problem will not affect the Company by causing disruptions in the business operations of persons with whom we do business, such as customers or suppliers. Year 2000 problems could have a material adverse effect on the Company.

  EMPLOYEES. As of August 3, 1999, Lancer had 43 employees, 1 of whom is employed on a part-time basis. Additionally, Lancer, through its Mexican subcontractor, employed approximately 134 people in Mexico.

ITEM 2.    PROPERTIES

  Lancer conducts its operations in leased facilities located in San Marcos, California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 31, 2003. Management believes that the properties are currently suitable and adequate for Lancer's operations. Future aggregate minimum annual cash lease payments are as follows:

                              Years ending
                              May 31, 2000                  $138,362
                              May 31, 2001                  $140,994
                              May 31, 2002                  $143,733
                              May 31, 2003                  $146,587
                              Thereafter                   $  74,884

ITEM 3.    LEGAL PROCEEDINGS - Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 1999.

                                    PART II

ITEM 5.    MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER  MATTERS

  High and low sales prices for Lancer's common stock, after giving effect for its one-for-seven reverse stock split, as reported by NASDAQ for the last two years are presented below. The market for Lancer's stock is limited and sporadic and is traded under the symbol LANZ.

        Quarter Ended                                 High           Low
        August 31, 1997                               $1.06          $ .50
        November 30, 1997                             $1.25          $ .88
        February 28, 1998                             $1.06          $ .53
        May 31, 1998                                  $1.14          $ .63
        August 31, 1998                               $1.08          $1.03
        November 30, 1998                             $1.01          $ .97
        February 28, 1999                             $ .93          $ .88
        May 31, 1999                                  $ .82          $ .71



  During fiscal 1999, Lancer's Board of Directors approved the issuance of 10,625 new shares of common stock to Biomerica, Inc., in lieu of payment of $8,500 in accrued administrative support fees. At May 31, 1999, Biomerica, Inc. owned approximately 30% of Lancer's outstanding common stock.

  The approximate number of beneficial holders of Lancer's common stock and Series D preferred stock at May 31, 1999, was 508 and one, respectively.

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

RESULT OF OPERATIONS

For the fiscal year ended May 31, 1999, net sales were $6,159,496, a decrease of $34,687 (.6%) from the prior year. The sales decrease experienced from 1998 to 1999 is primarily attributable to increased discounting. Although net domestic sales decreased in 1999, the number of units sold increased. While the unfavorable trend in discounts continues, it has slowed, partially the result of industry consolidation. Management believes the trend in increased discounting will be insignificant to ongoing operations. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, any of which, if successful, should result in increased sales.

Cost of sales, as a percentage of sales, increased 2.8% from 58.6% in fiscal 1998 to 61.4% in fiscal 1999. The increase is primarily attributable to competitive pricing pressures and increased manufacturing costs. Lancer continues its program to improve manufacturing by adding new equipment and improving processes and efficiencies. Cost of sales for 1999 includes Mexican tax assessed to Lancer's subcontractor of $65,000. Management is evaluating whether this assessment is a pass-through cost.

Selling expenses increased $13,917 (.8%) from $1,710,109 in 1998 to $1,724,026 in 1999. The increase is primarily attributable to increases in bad debt expense of $30,807, payroll expenses of $29,467 and outside commissions of $15,320, partially offset by decreases in other expenses. The bad debt expense includes an additional reserve of $50,000 for international receivables. Management will continue to evaluate the necessity of these reserves in fiscal 2000.

General and Administrative expenses increased $48,116 (12.6%) from $383,073 in 1998 to $431,189 in 1999. The increase is primarily attributable to increases in professional services of $28,767 and board of director costs of $17,268.

Product Development expenses decreased $23,282 (12.4%) from $188,320 in 1998 to $165,038 in 1999. The decrease is primarily attributable to a decrease in payroll costs, partially offset by development costs of new products.

Interest expense decreased $9,753 (38.5%) from $25,360 in 1998 to $15,607 in 1999. The decrease is primarily attributable to the payoff of debt in 1998.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During fiscal 1999, management negotiated a renewal of Lancer's line of credit through November 3, 1999. The line of credit allows for borrowing up to $1,000,000 and is limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1999, was approximately $239,000. Borrowings bear interest at prime plus .75% per annum (8.5% at May 31, 1999).

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital increased $133,976 (4.8%) from $2,804,215 in 1998 to $2,938,191 in 1999. The increase is primarily attributable to an increase in receivables and inventories, partially offset by a decrease in cash.

In March 1998, Lancer's Board of Directors approved the repurchase of up to 4% of Lancer's outstanding common stock through February 1999. The repurchase was extended on June 1, 1999 for an additional 3% through May 31, 2000. Such repurchases are at the discretion of management when management believes

Lancer's common stock is undervalued. Repurchases will be made out of current cash flow and all repurchased shares will be retired. Through July 31, 1999, a total of 69,272 shares have been repurchased for an aggregate consideration of $75,860.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 17, 1999, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 1999, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held November 17, 1999, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1999, is also incorporated herein by reference. Information regarding

Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders to be held November 17, 1999, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1999, is incorporated herein by reference.


ITEM 10.    EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 17, 1999, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1999, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 17, 1999, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 1999, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report

     1.  Financial Statements
       See Table of Contents of Financial Statements, attached hereto, wherein Lancer's financial statements are contained.
     2.  Exhibits Required to be Filed by Item 601 of Regulation S-B
       3(i)  Articles of Incorporation as amended - Incorporated herein by reference to Exhibit 4.5 of Lancer's S-8 filed March 8, 1994.
       3(ii)  By-laws as amended - Incorporated herein by reference to Exhibit
           4.6 of Lancer's S-8 filed March 8, 1994.
       10   1993 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's S-8 filed March 8, 1994.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended May 31, 1999.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 30, 1999

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

Signature                           Title                         Date


/s/ Zackary Irani                                           August 30, 1999
     Zackary Irani                  Chairman of the Board
                                    & Director

/s/ Douglas D. Miller                                       August 30, 1999
     Douglas D. Miller              President, Chief Operating
                                    Officer &  Director

/s/ Janet Moore                                             August 30, 1999
     Janet Moore                    Secretary & Director



     Robert Orlando                 Director

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
            BDO SEIDMAN, LLP                                             FS-2


          INDEPENDENT AUDITORS' REPORT, CORBIN & WERTZ                   FS-3

          FINANCIAL STATEMENTS

               Balance Sheet                                             FS-4

               Statements of Operations                                  FS-5

               Statements of Stockholders' Equity                        FS-6

               Statements of Cash Flows                              FS-7 - 8


          NOTES TO FINANCIAL STATEMENTS                             FS-9 - 22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP


Orange County, California

July 29, 1999

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended May 31, 1998 of Lancer Orthodontics, Inc. (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Lancer Orthodontics, Inc. for the year ended May 31, 1998, in conformity with generally accepted accounting principles.


                                          CORBIN & WERTZ

Irvine, California
July 24, 1998

 May 31,                                                    1999


ASSETS

CURRENT ASSETS
  Cash                                              $    106,292
  Accounts receivable, net of allowance for
  doubtful accounts of $175,986                        1,351,720
  Inventories                                          2,207,154
  Prepaid expenses                                        51,845
  Insurance claim receivable                             110,000


Total current assets                                   3,827,011

PROPERTY AND EQUIPMENT, net                              184,206
INTANGIBLE ASSETS, net                                   309,344
OTHER ASSETS                                               6,560


                                                    $  4,327,121


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $    708,820
  Line of credit                                         180,000


Total current liabilities                                888,820


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Redeemable convertible preferred stock, Series C,
  $.06 noncumulative annual dividend; $.75 par
  value; 250,000 shares authorized; 0 shares issued
  and outstanding in 1999 ($.75 liquidation
  preference)                                                  -
  Redeemable convertible preferred stock, Series D,
  $.04 noncumulative annual dividend; $.50 par
  value; 500,000 shares authorized; 370,483 shares
  issued and outstanding ($.50 liquidation
  preference per share: aggregate liquidation
  preference of $185,242)                                185,242
  Common stock, no par value; 50,000,000 shares
  authorized; 2,105,965 shares issued and
  outstanding                                          4,697,115
  Accumulated deficit                                 (1,444,056)


Total stockholders' equity                             3,438,301


                                                    $  4,327,121


                                 See accompanying notes to financial statements.

Years ended May 31,                          1999         1998


NET SALES                             $ 6,159,496  $ 6,194,183

COST OF SALES                           3,779,010    3,628,486


GROSS PROFIT                            2,380,486    2,565,697

OPERATING EXPENSES:
  Selling                               1,724,026    1,710,109
  General and administrative              431,189      383,073
  Product development                     165,038      188,320


TOTAL OPERATING EXPENSES                2,320,253    2,281,502


OPERATING INCOME                           60,233      284,195

OTHER INCOME (EXPENSE):
  Interest expense                        (15,607 )    (25,360 )
  Other income, net                         2,010        1,450


TOTAL OTHER INCOME (EXPENSE)              (13,597 )    (23,910 )


INCOME BEFORE INCOME TAXES                 46,636      260,285

INCOME TAXES                                4,604          800


NET INCOME                            $    42,032  $   259,485

PER SHARE DATA:

  Basic                               $       .02  $       .12


  Diluted                             $       .02  $       .12


                                 See accompanying notes to financial statements.

                                    Series D Preferred Stock             Common Stock                 Accumulated
                                       Shares        Amount          Shares           Amount             Deficit           Total
Balance, June 1, 1997                  370,483       $185,242         2,125,712       $4,710,614       $(1,745,573)      $3,150,283

Repurchase of common stock                  --             --           (5,000)          (5,220)                --          (5,220)

Net Income                                  --             --                --               --           259,485          259,485

Balance, May 31, 1998                  370,483        185,242         2,120,712        4,705,394        (1,486,088)       3,404,548

Repurchase of common stock                  --             --          (25,372)         (25,950)                 --        (25,950)

Common stock issued for services            --             --            10,625            8,500                 --           8,500

Compensation expense related
    to options issued for services
    rendered                                --             --                --            9,171                 --           9,171

Net Income                                  --             --                --               --             42,032          42,032

Balance, May 31, 1999                  370,483       $185,242         2,105,965       $4,697,115        $(1,444,056)     $3,438,301


                                                                                     See accompanying notes to financial statements.

 Years Ended May 31,                              1999        1998


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  42,032  $  259,485
  Adjustment to reconcile net income to net
cash (used in)
    provided by operating activities:
   Depreciation and amortization               171,589     180,490
   Provision for losses on accounts
receivable                                      55,986      15,000
   Provision for losses on inventory                 -      10,000
   Options issued for services rendered          9,171           -
   Common stock issued for services              8,500           -
   Net change in operating assets and
liabilities:
     Accounts receivable                      (104,856)   (139,014)
     Inventories                              (410,360)     38,860
     Prepaid expenses                           15,912     (29,951)
     Insurance claim receivable               (110,000)          -
     Accounts payable and accrued
liabilities                                    124,598     200,020


Net cash (used in) provided by operating
activities                                    (197,428)    534,890


CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment                        (71,366)    (45,387)
 Deposits                                            -      (2,160)

Net cash used in investing activities          (71,366)    (47,547)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (payments) under line of
 credit agreement                               80,000    (100,000)
 Principal payments on note payable to bank          -    (200,000)
 Principal payments on capital leases                -     (15,848)
 Repurchase of common stock                    (25,950)     (5,220)


Net cash provided by (used in) financing
activities                                      54,050    (321,068)


NET CHANGE IN CASH                            (214,744)    166,275

CASH, beginning of period                      321,036     154,761


CASH, end of period                          $ 106,292  $  321,036



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the year for:

  Interest                                   $  15,607  $   25,360


  Income taxes                               $     800  $    1,230

                                 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE (1)  ORGANIZATION

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 9). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 86% and 14% of total sales, respectively, for fiscal 1999 and 83% and 17% of total sales, respectively, for fiscal 1998.

Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 55% and 56% during fiscal 1999 and 1998, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS - The Company uses the accrual method of accounting for financial and income tax reporting purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 1999.

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




NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of May 31, 1999, reserves for credit losses totaled $125,986. Reserves for sales returns totaled $50,000. At May 31, 1999, one customer accounted for approximately 17% of accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 1999 and 1998.

Suppliers - At May 31, 1999, one company accounted for approximately 12 % of accounts payable (Note 7). No one company accounted for more than 10% of purchases for the years ended May 31, 1999 and 1998.

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

Distribution - The Company has entered into various exclusive and non-exclusive distribution agreements (the "Agreements") which generally specify territories of distribution. The Agreements range in term from one to five years. The Company may be dependent upon such distributors for the marketing and selling of its products worldwide during the terms of these agreements. Such distributors are generally not obligated to sell any specified minimum quantities of the Company's product. There can be no assurance of the volume of product sales that may be achieved by such distributors.

Listing Requirements - the Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). As of May 31, 1999, the Company was in compliance with these requirements. There can be no assurance that the Company will continue to comply with these requirements which could impair the Company's ability to be listed on the NASDAQ Stock Market.

GOVERNMENT REGULATIONS - The Company's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). The Company has registered with the FDA as required by the Amendments. There can be no assurance that the Company will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.




NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EUROPEAN COMMUNITY - The Company is required to obtain certification in the European community to sell products in those countries. The certification requires the Company to maintain certain quality standards. The Company has been granted certification. However, there is no assurance that the Company will be able to retain its certification in the future.

RISK OF PRODUCT LIABILITY - Testing, manufacturing and marketing of the Company's products entail risk of product liability. The Company currently has product liability insurance. There can be no assurance, however, that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability could prevent or inhibit the commercialization of the

Company's products. In addition, a product liability claim or recall could have a material adverse effect of the business or financial condition of the Company.

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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 1999.

STOCK BASED COMPENSATION - The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (Note 10).

REVENUE RECOGNITION - Revenues from product sales are recognized at the time the product is shipped.

RESEARCH AND DEVELOPMENT - Research and development expenses are expensed as incurred. The Company expensed $165,000 and $188,000 during the years ended May 31, 1999 and 1998, respectively.

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

NET INCOME PER COMMON SHARE AND DIVIDENDS - The Company discloses earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS 128"). SFAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year. Potential common shares, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 1999 and 1998 as their effect was anti-dilutive. Potential common shares, which relate to shares issuable upon the conversion of preferred stock into common stock, were included in the per share calculations for fiscal 1999 and 1998 as their effect was dilutive.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Earnings per share for the years ended May 31, 1999 and 1998 are as follows:


                                                      1999              1998
BASIC EARNINGS PER SHARE:

Net income                                        $   42,032        $  259,485

Net income applicable to common shareholders      $   42,032        $  259,485

Weighted average number of common shares           2,117,128         2,125,325

Basic earnings per share                          $      .02        $      .12



                                                      1999              1998
DILUTED EARNINGS PER SHARE:

Net income from primary income per common share   $   42,032        $  259.485

Net income for diluted earnings per share         $   42,032        $  259,485

Weighted average number of shares used in
      calculating basic earnings per common share  2,117 128         2,125,325

Add:  Stock options                                       --                --
          Convertible preferred stock                 52,926            52,926

Weighted average number of shares used in
      calculating diluted earnings per share       2,170 054         2,178,251

Diluted earnings per share                        $     .02        $      .12

NOTE (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS

Segment Reporting - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company adopted the provisions of this statement for 1999 annual reporting. These disclosure requirements had no impact on the Company's financial position or results of operations, or the Company's existing segment disclosures.

Reporting Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company adopted the provisions of this statement in 1999. These disclosure requirements had no impact on the Company's results of operations. The Company has no elements of other comprehensive income, as defined by SFAS No. 130, for the periods presented.

NOTE (3)  INSURANCE CLAIM RECEIVABLE

Management of the Company completed an assessment of a theft of inventory located at its facility in Mexicali Mexico on April 6, 1999. The carrying value of the inventory stolen approximated $110,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. Subsequent to year end, the Company settled the claim with the insurance carrier and received approximately $280,000. This amount represents the value of the stolen inventory at net average selling price, less commissions and royalties.

NOTE (4)  INVENTORIES

The components of inventories at May 31, 1999 are as follows:

      Raw materials                                     $  376,611
      Work in progress                                      88,256
      Finished products                                  1,742,287

         Total                                          $2,207,154



NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (5)  PROPERTY AND EQUIPMENT

The components of property and equipment at May 31, 1999, are as follows:

      Machinery and equipment                           $1,885,477
      Tooling, jigs, and fixtures                          375,518
      Furniture and fixtures                               132,249
                                                         2,393,244
      Less accumulated depreciation and amortization    (2,209,038)
         Total                                          $  184,206

Approximately $120,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 9).

Depreciation expense for the years ended May 31, 1999 and 1998, totaled $97,993 and $106,894, respectively.

NOTE (6)  INTANGIBLE ASSETS

The components of intangible assets at May 31, 1999, are as follows:

      Marketing and distribution rights                $   442,750
      Technology use rights                                858,328
                                                         1,301,078
      Less accumulated amortization                    (   991,734)
`                                                      $   309,344

Amortization expense for each of the years ended May 31, 1999 and 1998 totaled $73,596.

NOTE (7)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities at May 31, 1999, are as follows:

`                 Trade accounts payable                  $442,343
                  Accrued payroll and related benefits      92,648
                  Accrued net asset tax (Mexicali)          64,724
                  Other accrued liabilities                109,105
                     Total                                $708,820

During 1999, the Company was assessed $64,724 in pass through net asset taxes by their subcontractor under their Manufacturing Agreement (Note 9). The Company is currently exploring the accuracy of such pass through tax.



NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (8)  LINE OF CREDIT

At May 31, 1999, the Company had a line of credit with a bank for borrowings up to $1,000,000. The line of credit bears interest at prime plus .75% per annum (8.5% at May 31, 1999). Allowable borrowings are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 1999, was $239,213. The line of credit expires on November 3, 1999.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,500,000, a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its bank covenants as of May 31, 1999.

The following summarizes information on short-term borrowings for the year ended May 31, 1999:

Average month end balance                                          $173,333
Maximum balance outstanding at any month end                       $200,000
Weighted average interest rate (computed by dividing interest
   expense by average monthly balance)                                 9.0%
Interest rate at year end                                              8.5%

NOTE (9) COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $7,197 at May 31, 1999, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the years ended May 31, 1999 and 1998, was approximately $56,000 and $46,000, respectively.

Effective April 1, 1996, the Company entered into a non-cancelable operating lease for its Mexico facility expiring October 31, 1998, which required average monthly rentals of approximately $5,200. The lease has been extended to October 2003, which requires monthly rentals of approximately $6,040. The rentals are subject to annual increases based on the United States Consumer Price Index. Prior to April 1, 1996, such was included in amounts paid under the terms of the Manufacturing Agreement, discussed in the following paragraph. Total expense for this facility for the years ended May 31, 1999 and 1998, was $55,537 and $62,962 respectively.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

At May 31, 1999, future aggregate minimum lease payments are as follows:

               Years Ending May 31,
                 2000                                                $138,362
                 2001                                                 140,994
                 2002                                                 143,733
                 2003                                                 146,587
                 2004                                                  74,884
                     Total                                           $644,560

MANUFACTURING AGREEMENT - In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, the Company renegotiated the Manufacturing Agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended Manufacturing Agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the Manufacturing Agreement reducing the administrative fee and extending the Manufacturing Agreement through June 1998. In March 1996, the Company agreed to extend the Manufacturing Agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in the preceding paragraph. During 1999, the Company extended the Manufacturing

Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 1999, this obligation was approximately $287,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

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

NOTE (10)  STOCKHOLDERS' EQUITY

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES C - The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after December 31,
1994.   At May 31, 1999 and 1998, there were no shares issued and outstanding.
There were no dividends declared or paid in 1999 or 1998.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (10)  STOCKHOLDERS' EQUITY - CONTINUED

REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES D - The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.50 per share after December 31, 1994. There were 370,483 shares issued and outstanding at May 31, 1999. There were no dividends declared or paid in 1999.

COMMON STOCK - In March 1998, the Company's Board of Directors approved the repurchase of up to 4% of the Company's outstanding common stock over the next twelve months. Such repurchases are at the discretion of management and all repurchased shares will be retired. During 1999, the Company repurchased 25,372 shares of its common stock for aggregate consideration of $25,950. During 1998, the Company repurchased 5,000 shares of its common stock for aggregate consideration of $5,220.

During 1999, the Company issued 10,625 shares of its common stock valued at $8,500 for certain management and consulting services.

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

During the year ended May 31, 1998, no options were granted. During 1999, the Company granted options 138,500 options to purchase shares of the Company's common stock at an exercise price of $1.00 to certain employees of the Company

During 1999, the Company granted 29,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 to certain non-employees of the Company. The Company recorded $9,171 of compensation expense based on the fair value of these non-employee options.


NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (10)  STOCKHOLDERS' EQUITY - CONTINUED

SFAS 123 PRO FORMA INFORMATION - Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the year ended May 31, 1999, (no options were issued during the year ended May 31, 1998): risk free interest rate of 4.5%; dividend yield of 0%; expected life of the option of 5 years; and volatility factor of the expected market price of the Company's common stock of 40%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, 1999 and 1998, are as follows:

May 31,                                                1999          1998

   Net income, as reported                           $  42,032      $259,485
   Adjustment to compensation expense under SFAS 123    42,837         3,961
   Net (loss) income, pro forma                      $(   805)      $255,524
   Net income per common and common equivalent share,
      as reported                                    $     .02      $    .12
   Net (loss) income per common and common equivalent
      share, pro forma                              $(    .00)      $    .12

The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 1999:
                                                                      Weighted
                                           Number of Shares            average
                                  Employee   Nonemployee    Total     exercise
                                                                         price
Outstanding, June 1, 1997          184,286      21,429     205,715       $1.51
   Granted                              --          --          --          --
   Exercised                            --          --          --          --
   Expired                        (170,000)    (21,429)   (191,429)       1.49
Outstanding, May 31, 1998           14,286          --      14,286        1.75
   Granted                         138,500      29,000     167,500        1.00
   Exercised                            --          --          --          --

   Expired                      (    3,000)         --   (   3,000)       6.00
Outstanding, May 31, 1999          149,786      29,000     178,786        1.67


NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (10)  STOCKHOLDERS' EQUITY - CONTINUED

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 1998:

                                        Number of options          Contractual
            Exercise price          Outstanding  Exercisable      life remaining
                 1.00                 164,500       164,500             5.0
                 1.75                  14,286         7,142             3.4

                        Total         178,786       171,642

WARRANTS - In 1994, the Company issued warrants to purchase 200,596 shares of Common Stock at $1.75 per share to two major shareholders and a member of the Board of Directors. These warrants expired in 1998.

NOTE (11)  RETIREMENT SAVINGS PLAN

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

NOTE (12)  INCOME TAXES

The provision for income taxes for the years ended May 31, 1999 and 1998, consists of the following:


May 31,                                               1999              1998
Current
      U.S. Federal                                 $      --         $      --
      State and Local                              $   4,604         $     800
                                                   $   4,604         $     800


Deferred
      U.S. Federal                                 $      --         $      --
      State and Local                              $      --         $      --
                                                   $      --         $      --

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE (12)  INCOME TAXES - CONTINUED

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 1999 are presented below:

                                                                        1999
Deferred tax assets:
   Accounts receivable, principally due to allowance for
      doubtful accounts and sales returns                           $   70,395
   Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986
      and allowance for inventory obsolescence                          80,133
   Compensated absences principally due to accrual for financial
      reporting                                                         18,886
   Net operating loss carryforwards                                    628,938
   Business tax credit carryforwards                                   173,174
   Less valuation allowance                                         (  917,576)
      Net deferred tax assets                                           53,950
Deferred tax liabilities:
   Unamortized marketing rights                                     (   53,950)
                                                                    $       --

Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 1999 and 1998. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

Income tax expense for the years ended May 31, 1999 and 1998, differed from the amounts computed by applying the U.S. Federal income tax rate of 34 % to pre-tax income as a result of:

                                                          1999            1998
Computed "expected" tax expense                       $  15,856        $  88,497

Income (reduction) in income taxes resulting from:
   Meals and entertainment                                9,944            4,864
   Change in beginning of the year balance of the valuation
     allowance for deferred tax assets allocated to income
     tax expense                                      (  25,800)        (93,089)
   State and local income taxes, net of tax benefit       4,604              528
                                                      $   4,604        $     528

As of May 31, 1999, the Company has net tax operating loss carryforwards of approximately $1,850,000 and business tax credits of approximately $150,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1999 to 2012. As of May 31, 1999, the Company has business tax credits of approximately $23,000 available to offset future state income tax liabilities. The Company's state net operating loss carryforward totaling $254,886 expired during the year ended May 31, 1998.

NOTE (13)  EXPORT SALES

The Company has significant export sales. The net sales and operating activities are as follows:

May 31,                                          1999              1998

Net Sales
   Domestic                                    $3,413,000        $3,456,000
   Europe                                       1,436,000         1,392,000
   South America                                  685,000           747,000
   Other                                          625,000           599,000
      Total                                    $6,159,000        $6,194,000

Operating (Loss) Profit
   Domestic                                    $(  91,000)       $   78,000
   Europe                                          79,000           105,000
   South America                                   38,000            56,000
   Other                                           34,000            45,000

      Total                                    $  60,000        $  284,000

Identifiable Assets
   Domestic                                    $2,233,000        $2,076,000
   Mexico                                       1,778,000         1,623,000
      Total                                    $4,011,000        $3,699,000

NOTE (14) SUBSEQUENT EVENTS

Subsequent to May 31, 1999, through the date of this report, the Company repurchased and retired 50,340 shares of its common stock for cash of $1.00 or $1.31 per share for an aggregate cost to the Company of $51,977. Additionally, the Company issued 27,295 shares of its common stock valued at $23,170 for directors fees previously outstanding and included in accrued liabilities as of May 31, 1999.