Form 10QSB
period 1999-08-31
LANCER ORTHODONTICS INC /CA/
filed 1999-10-15
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended August 31, 1999                   Commission File No. 0-5920

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

            Yes       X                               No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,076,420

Traditional small business disclosure format (check one):

            Yes       X                               No


PART I.     FINANCIAL INFORMATION

Item 1.     SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    8/31/99

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  214,082
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $169,600                1,201,777
     Inventories                                                    2,284,662
     Prepaid Expenses                                                  33,637
        Total Current Assets                                        3,734,158

PROPERTY AND EQUIPMENT, at cost                                     2,396,227
     Less:  Accumulated depreciation                               (2,228,343)
                                                                      167,884
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           128,650
     Technology Use Rights, net                                       162,294

                                                                      290,944
OTHER ASSETS                                                            6,560
        Total Assets                                               $4,199,546

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  675,639
     Line of Credit                                                   180,000
        Total Current Liabilities                                     855,639

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
       $.06 noncumulative annual dividend; $.75 par value:
       Authorized 250,000 shares; no shares issued and
       outstanding ($.75 liquidation preference)                           --
     Redeemable Convertible Preferred Stock, Series D,
       $.04 noncumulative annual dividend; $.50 par value:
       Authorized 500,000 shares; 370,483 issued and
       outstanding ($.50 liquidation preference:  aggregate
        liquidation preference of $185,242)                           185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
       issued and outstanding 2,076,420                             4,661,575
     Accumulated Deficit                                           (1,502,910)
        Total Stockholders' Equity                                  3,343,907
        Total Liabilities and Stockholders' Equity                 $4,199,546


                           LANCER ORTHODONTICS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                  8/31/99         8/31/98

NET SALES                                      $1,271,545        $1,540,302

COST OF SALES                                     901,083           941,277

     Gross Profit                                 370,462           599,025

OPERATING EXPENSES:
     Selling, General & Administrative            538,549           523,569
     Product Development                           56,665            32,322

TOTAL OPERATING EXPENSES                          595,214           555,891

(LOSS) INCOME FROM OPERATIONS                 (   224,752)           43,134

OTHER INCOME (EXPENSE):
     Interest Expense                         (     3,705)      (     1,979)
     Other Income (Expense), net                  170,403       (       132)

TOTAL OTHER INCOME (EXPENSE)                      166,698       (     2,111)

(LOSS) INCOME BEFORE INCOME TAXES             (    58,054)           41,023

INCOME TAXES                                          800               800

NET (LOSS) INCOME                             $(   58,854)      $    40,223

PER SHARE DATA:

BASIC                                         $(      .03)      $       .02

DILUTED                                       $(      .03)      $       .02










                           LANCER ORTHODONTICS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS(UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                     8/31/99          8/31/98

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                             $( 58,854)        $ 40,223
     Adjustments to reconcile net income to
       net cash provided by (used in)operating
       activities:
          Depreciation and amortization               37,705           40,719
          Provision for losses on accounts
            receivable                              (  6,386)          20,175
          Provision for losses on inventory           12,000            9,000
          Common stock issued for services to
            directors                                 23,170               --
          Net change in operating assets and
            liabilities:
           Accounts receivable                       156,329         ( 50,834)
           Inventories                              ( 89,508)        (289,161)
           Prepaid expenses                           18,208           33,525
           Insurance claim receivable                110,000               --
           Accounts payable and accrued liabilities ( 33,181)        (  2,764)

Net cash provided by (used in) operating activities  169,483         (199,117)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment             (  2,983)        (  8,615)

Net cash (used in) investing activities             (  2,983)        (  8,615)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                     ( 58,710)        (  4,488)

Net cash (used in) financing activities             ( 58,710)        (  4,488)


NET CHANGE IN CASH                                   107,790         (212,220)

CASH, beginning of period                            106,292          321,036

CASH, end of period                                 $214,082         $108,816

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

(B) ORGANIZATION

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note G). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

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

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

(E) INSURANCE CLAIM

Management of the Company completed an assessment of a theft of inventory located at its facility in Mexicali, Mexico on April 6, 1999. The carrying value of the inventory stolen approximated $110,000, valued at standard cost, which was reflected in the May 31, 1999 financial statements as a reduction in inventories and an addition to insurance claim receivable. In July 1999, the Company settled the claim with the insurance carrier and received $279,672; the value of the stolen inventory at net average selling price, less commissions and royalties. The Company recorded other income of $169,672 from the proceeds received in excess of standard cost.

(F) LINE OF CREDIT

At August 31, 1999, the Company had a $1,000,000 line of credit with a bank. Borrowings are made at prime plus .75% (9.0% at August 31, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 1999 was $182,442. The line of credit expires on November 3, 1999.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,500,000, and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(G) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At August 31, 1999, this obligation was approximately $258,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.





                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

(G) COMMITMENTS AND CONTINGENCIES - continued

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, which requires monthly rental payments that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 2003, which requires average monthly rentals of approximately $6,040. The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate minimum annual cash lease payments are as follows:

                     Years ending
                     May 31, 2000                      $138,362
                     May 31, 2001                       140,994
                     May 31, 2002                       143,733
                     May 31, 2003                       146,587
                     Thereafter                          74,884
                          Total                        $644,560

YEAR 2000 ISSUES _ Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The accounting and MRP software for the Company'' main frame computer system has been upgraded to the year 2000 compliant and is actively supported by the developer. The Company does not anticipate to incur significant additional costs to be completely year 2000 compliant.

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

(H) INCOME TAXES

At May 31, 1999, the Company had net tax operating loss carryforwards of approximately $1,850,000 and business tax credits of approximately $150,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 1999 to

2012. As of May 31, 1999, the Company had business tax credits of approximately $23,000 available to offset future state income tax liabilities. The Company's state net operating loss carryforward totaling approximately $255,000 expired during the year ended May 31, 1998.





                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

(I) NET (LOSS) INCOME PER COMMON SHARE AND DIVIDENDS

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

                                                EARNINGS PER SHARE (UNAUDITED)
                                                  FOR THE THREE  MONTHS ENDED
                                                  8/31/99           8/31/98
      BASIC (LOSS) EARNINGS PER SHARE:

Net (loss) income                             $(   58,854       $   40,223

Net (loss) income applicable to common
   shareholders                               $(   58,854)       $   40,223

Weighted average number of common shares        2,075,799         2,118,280

Basic (Loss) Earnings per Share               $(      .03)       $      .02

      DILUTED (LOSS) EARNINGS PER SHARE:

Net (loss) income from primary income
   per common share                           $(   58,854)       $   40,223

Net (loss) income for diluted earnings
   per share                                  $(   58,854)       $   40,223

Weighted average number of shares used in
   Calculation of basic earnings
   per common share                             2,075,799         2,118,280

Add:  Common equivalent shares                     52,926            52,926

Weighted average number of shares used in
      calculation of diluted earnings
      per share                                 2,128,725         2,171,206

Diluted (loss) earnings per share             $(      .03)       $      .02

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) _ continued

(J) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                              FOR THE THREE MONTHS ENDED
                                                 8/31/99            8/31/98
   Sales to unaffiliated customers:
         United States                         $  836,392        $  871,154
         Europe                                   224,799           348,766
         South America                             98,150           185,549
         Other Foreign                            112,204           134,833
                                               $1,271,545        $1,540,302

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating (loss) profit:
         United States                        $( 144,749)        $   64,001
         Europe                                (  41,329)         (  10,875)
         South America                         (  18,045)         (   5,784)
         Other Foreign                         (  20,629)         (   4,208)
                                              $( 224,752)        $   43,134

(K) STOCKHOLDERS' EQUITY

In March 1998, the Company's Board of Directors approved the repurchase of up to 4% of the Company's outstanding common stock over twelve months. In June 1999, the repurchase was extended until May 2000. During the three months ended August 31, 1999, the Company repurchased and retired 56,840 shares of its common stock for an aggregate consideration of $58,706.

The Company issued 27,295 new shares of its common stock valued at $23,170 for directors fees previously outstanding and included in accrued liabilities as of May 31, 1999.


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

RESULTS OF OPERATIONS

For the three months ended August 31, 1999, net income decreased $99,077 as compared to the year earlier period. The decrease in net income is primarily attributable to the decrease in sales, offset by the insurance claim proceeds.

For the three months ended August 31, 1999, net sales decreased $268,757 (17.4%) as compared to the year earlier period. International net sales decreased $233,995, primarily in Europe and South America, attributable to economic conditions and seasonal demand. The decrease in domestic net sales of $34,762 is attributable to increased discounting due to competition pressures.

For the three months ended August 31, 1999, cost of sales as a percentage of sales totaled 70.9%, a increase of 9.8% as compared to the year earlier period which totaled 61.1%. This increase is attributable to decreased production due to demand, while costs remained fixed. The Company is in the process of automating several of its manufacturing processes which should reduce unit costs.

For the three months ended August 31, 1999, selling and general and administrative expenses increased $14,980 (2.9%) as compared to the year earlier period. The increase is primarily attributable to an increase in financial personnel and professional fees.

For the three months ended August 31, 1999, product development expenses increased $24,343 (75.3%) as compared to the year earlier period. The increase is primarily attributable to development costs of an innovative dental amalgum.

For the three months ended August 31, 1999, interest expense increased $1,726 (87.2%) as compared to the year earlier period. The increase is attributable to borrowings against the line of credit to finance development costs and an increase in the prime rate.

For the three months ended August 31, 1999, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost.

                           LANCER ORTHODONTICS, INC.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 1999 and its previous two fiscal year ends was as follows:
                                       08/31/99       05/31/99       05/31/98
Current Assets                       $3,734,158     $3,827,011     $3,488,437
Current Liabilities                     855,639        888,820        684,222
Working Capital                       2,878,519      2,938,191      2,804,215
Bank Debt                               180,000        180,000        100,000
Shareholder Equity                    3,343,907      3,438,301      3,404,548
Total Assets                          4,199,546      4,327,121      4,088,770

Cash increased $107,790 during the three months ended August 31, 1999, primarily due to the insurance claim settlement.

Working capital decreased $59,672 during the three months ended August 31, 1999, primarily attributable to a decrease in sales, partially offset by an increase in inventories and cash. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

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


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant

Date October 15, 1999                     By /s/ Douglas D. Miller
                                               Douglas D. Miller,
                                              President and Chief Operating
                                              Officer