Form 10QSB
period 1999-11-30
LANCER ORTHODONTICS INC /CA/
filed 2000-01-12
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended November 30, 1999                 Commission File No. 0-5920

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

            Yes       X                               No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,018,291

Traditional small business disclosure format (check one):

            Yes       X                               No


PART I.     FINANCIAL INFORMATION

Item 1.     SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    11/30/99

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  128,498
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $170,752                1,237,275
     Inventories                                                    2,224,411
     Prepaid Expenses                                                  31,280
        Total Current Assets                                        3,621,464

PROPERTY AND EQUIPMENT, at cost                                     2,396,227
     Less:  Accumulated depreciation                               (2,247,648)
                                                                      148,579
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           122,425
     Technology Use Rights, net                                       150,120

                                                                      272,545
OTHER ASSETS                                                            6,560
        Total Assets                                               $4,049,148

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  627,309
     Line of Credit                                                   220,000
        Total Current Liabilities                                     847,309

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
       $.06 noncumulative annual dividend; $.75 par value:
       Authorized 250,000 shares; no shares issued and outstanding
       ($.75 liquidation preference)                                       --
     Redeemable Convertible Preferred Stock, Series D,
       $.04 noncumulative annual dividend; $.50 par value:
       Authorized 500,000 shares; 370,483 issued and outstanding
       ($.50 liquidation preference:  aggregate liquidation
       preference of $185,242)                                        185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
       issued and outstanding 2,018,291                             4,602,735
     Accumulated Deficit                                           (1,586,138)
        Total Stockholders' Equity                                  3,201,839
        Total Liabilities and Stockholders' Equity                 $4,049,148
                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
        CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                     FOR THE THREE           FOR THE SIX
                                     MONTHS ENDED            MONTHS ENDED
                                  11/30/99    11/30/98    11/30/99    11/30/98

NET SALES                       $1,387,370  $1,534,218  $2,658,914  $3,074,520

COST OF SALES                      864,587   1,022,298   1,765,669   1,963,574

     Gross Profit                  522,783     511,920     893,245   1,110,946

OPERATING EXPENSES:
     Selling, Gen & Admin          549,056     553,938   1,087,604   1,077,507
     Product Development            49,672      36,232     106,337      68,554

TOTAL OPERATING EXPENSES           598,728     590,170   1,193,941   1,146,061

INCOME (LOSS) FROM OPERATIONS (    75,945) (    78,250)(  300,696) (   35,115)

OTHER INCOME (EXPENSE):
     Interest Expense         (     4,466) (     2,629)(    8,171) (    4,608)
     Other Income (Exp), net  (     2,817)         919     167,585         787

TOTAL OTHER INCOME (EXP)      (     7,283) (     1,710)    159,414 (    3,821)

INCOME (LOSS) BEFORE
  INCOME TAXES                (    83,228) (    79,960)(  141,282) (   38,936)

  INCOME TAXES                          --          --         800         800

NET INCOME (LOSS)             (    83,228) (    79,960) (  142,082)(   39,736)

OTHER COMPREHENSIVE INCOME              --          --          --          --

COMPREHENSIVE INCOME (LOSS)   $(   83,228 $(   79,960)$(  142,082)$(   39,736)


NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

BASIC                          $     (.04)$     (.04)  $     (.07) $     (.02)

DILUTED                        $     (.04)$     (.04)  $     (.07) $     (.02)


                            LANCER ORTHODONTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    FOR THE SIX MONTHS ENDED
                                                    11/30/99         11/30/98

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                      $(142,082)       $( 39,736)
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                 75,409           81,439
        Provision for losses on accounts receivable (  5,234)        ( 20,882)
        Provision for losses on inventory             22,000           18,000
        Common stock issued for services to directors 23,170               --
        Net change in operating assets and liabilities:
           Accounts receivable                       119,679           14,879
           Inventories                              ( 39,257)        (363,980)
           Prepaid expenses                           20,565           49,037
           Insurance claim receivable                110,000               --
           Accounts payable and accrued liabilities ( 81,511)        ( 15,375)

Net cash provided by (used in) operating activities  102,739         (276,618)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment            (  2,983)        ( 42,120)

Net cash (used in) investing activities             (  2,983)        ( 42,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                     (117,550)        (  4,488)
     Line of credit                                   40,000          100,000

Cash flows used in financing activities             ( 77,550)          95,512


NET CHANGE IN CASH                                    22,206         (223,226)

Cash, beginning of period                            106,292          321,036

Cash, end of period                                 $128,498         $ 97,810





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

(F) LINE OF CREDIT

At November 30, 1999, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (9.5% at November 30, 1999) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 1999 was $121,464. The line of credit expires on November 3, 2000.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.

(G) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At November 30, 1999, this obligation was approximately $258,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.





                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(G) COMMITMENTS AND CONTINGENCIES _ continued

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, no common stock equivalents have been included in the computation of diluted earnings per share as they were determined to be anti-dilutive.

                                            EARNINGS PER SHARE (UNAUDITED)
                                     FOR THE THREE          FOR THE NINE
                                     MONTHS ENDED            MONTHS ENDED
                                  11/30/99    11/30/98    11/30/99    11/30/98

      BASIC (LOSS) EARNINGS PER SHARE:

Net (loss) income             $(   83,228)$(   79,960)$(  142,082)$(   39,736)

Net (loss) income applicable to
      common shareholders     $(   83,228)$(   79,960)$(  142,082)$(   39,736)

Weighted average number of
      common shares              2,049,059   2,117,040   2,062,502   2,117,663

Basic (loss) earnings per share$(      .04)$(      .04)$(      .07)$(      .02)

      DILUTED (LOSS) EARNINGS PER SHARE:

Net (loss) income from primary
      income per common share $(   83,228)$(   79,960)$(  142,082)$(   39,736)

Net (loss) income for diluted
      earnings per share      $(   83,228)$(   79,960)$(  142,082)$(   39,736)

Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,049,059   2,117,040   2,062,502   2,117,663

Diluted (loss) earnings per share$(    .04)$(     .04) $(     .07) $(     .02)


                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(J) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                  FOR THE SIX MONTHS ENDED
                                                11/30/99            11/30/98
   Sales to unaffiliated customers:
         United States                         $1,659,302        $1,739,883
         Europe                                   568,011           740,362

         South America                            171,951           285,828
         Other Foreign                            259,650           308,447
                                               $2,658,914        $3,074,520

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit (loss):
         United States                         $(200,071)          $(63,120)
         Europe                                 ( 57,178)            15,534
         South America                          ( 17,309)             5,996
         Other Foreign                          ( 26,138)             6,475
                                               $(300,696)          $(35,115)

(K) STOCKHOLDERS' EQUITY

In March 1998, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock in the market place over twelve months. In June 1999, the repurchase was extended until May 2000. During the six months ended November 30, 1999, the Company repurchased and retired 114,969 shares of its common stock for an aggregate consideration of $117,851.

The Company issued 27,295 new shares of its common stock valued at $23,170 for directors fees previously outstanding and included in accrued liabilities as of May 31, 1999.

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

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

RESULTS OF OPERATIONS

For the six months ended November 30, 1999, net income decreased from a net loss of $39,736 at November 30, 1998, to a net loss of $142,082 at November 30, 1999. For the three months ended November 30, 1999, net income decreased from a net loss of $79,960 at November 30, 1998, to a net loss of $83,228 at November 30, 1999. The decrease in net income is primarily attributable to the decrease in sales, offset by the insurance claim proceeds.

For the six months ended November 30, 1999, net sales decreased $415,606 (13.5%) as compared to the year earlier period. For the three months ended November 30, 1999, net sales decreased $146,848 (9.6%) as compared to the year earlier period. International net sales decreased $335,025 (25.1%) and $101,029 (15.2%), respectively, for the six months and three months ended November 30, 1999, as compared to the year earlier period. This decrease is primarily attributable to economic conditions in Europe and South America. Domestic net sales decreased $80,581 (4.6%) and $45,819 (5.3%), respectively, for the six months and three months ended November 30, 1999, as compared to the year earlier period. This decrease is primarily attributable to increased discounting due to competition pressures.

For the six months ended November 30, 1999, cost of sales as a percentage of sales (66.4%) increased 2.5% compared to the year earlier period. For the three months ended November 30, 1999, cost of sales as a percentage of sales (62.3%) decreased 4.3% compared to the year earlier period. The six months increase is primarily attributable to fixed production costs not being absorbed into inventory due to decreased demand. The three months decrease is primarily attributable to a decrease in production labor costs. The Company is in the process of developing improved manufacturing processes to reduce unit costs.

For the six months ended November 30, 1999, selling and general and administrative expenses increased $10,097 (.9%) compared to the year earlier period. For the three months ended November 30, 1999, selling and general and administrative expenses decreased $4,882 (.9%) as compared to the year earlier period. The six months increase is primarily attributable to an increase in financial personnel and professional fees.



                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

For the six months ended November 30, 1999, product development expenses increased $37,783 (55.1%) as compared to the year earlier period. For the three months ended November 30, 1999, product development expenses increased $13,440 (37.1%) compared to the year earlier period. The increase is primarily attributable to development costs of an innovative dental amalgam.

For the six months ended November 30, 1999, interest expense increased $3,563 (77.3%) as compared to the year earlier period. For the three months ended November 30, 1999, interest expense increased $1,837 (69.9%) as compared to the year earlier period The increase is attributable to borrowings against the line of credit to finance development costs and an increase in the interest rate.

For the six months ended November 30, 1999, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost at May 31, 1999.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at November 30, 1999 and its previous two fiscal year ends was as follows:
                                       11/30/99       05/31/99       05/31/98
Current Assets                       $3,621,464     $3,827,011     $3,488,437
Current Liabilities                     847,309        888,820        684,222
Working Capital                       2,774,155      2,938,191      2,804,215
Bank Debt                               220,000        180,000        100,000
Shareholder Equity                    3,201,839      3,438,301      3,404,548
Total Assets                          4,049,148      4,327,121      4,088,770

Cash increased $22,206 during the six months ended November 30, 1999, primarily due to the insurance claim settlement.

Working capital decreased $164,036 during the six months ended November 30, 1999, primarily attributable to a decrease in sales, partially offset by an increase in inventories and cash. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

                           LANCER ORTHODONTICS, INC.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  Not Applicable

Item 2.     CHANGES IN SECURITIES  Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Company's 1999 annual meeting of shareholders was held on November 17, 1999.

b.   The following nominees were elected directors:
     Zackary Irani      Janet Moore       Douglas Miller      Robert Orlando

c.   Summary of voting for directors:

                                   For          Against       Abstentions
   Zackary Irani                 1,961,284         0             32,053
   Douglas Miller                1,961,312         0             32,025
   Janet Moore                   1,961,312         0             32,025
   Robert Orlando                1,961,312         0             32,025

   Total Response                1,993,337

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


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant



Date January 12, 2000                     By /s/ Douglas D. Miller
                                               Douglas D. Miller,
                                              President and Chief Operating
                                              Officer