Form 10QSB
period 2000-02-29
LANCER ORTHODONTICS INC /CA/
filed 2000-04-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended February 29, 2000                 Commission File No. 0-5920

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

            Yes       X                               No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,018,262

Traditional small business disclosure format (check one):

            Yes       X                               No


PART I.     FINANCIAL INFORMATION

Item 1.     SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    2/29/00

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  157,754
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $172,561                1,223,240
     Inventories                                                    2,170,085
     Prepaid Expenses                                                  28,402
        Total Current Assets                                        3,579,481

PROPERTY AND EQUIPMENT, at cost                                     2,399,927
     Less:  Accumulated depreciation                               (2,266,953)
                                                                      132,974
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           116,200
     Technology Use Rights, net                                       137,946

                                                                      254,146
OTHER ASSETS                                                            6,560
        Total Assets                                               $3,973,161

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  705,115
     Line of Credit                                                   220,000
        Total Current Liabilities                                     925,115

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
       $.06 noncumulative annual dividend; $.75 par value:
       Authorized 250,000 shares; no shares issued and
       outstanding ($.75 liquidation preference)                           --
     Redeemable Convertible Preferred Stock, Series D,
       $.04 noncumulative annual dividend; $.50 par value:
       Authorized 500,000 shares; 370,483 issued and
       outstanding ($.50 liquidation preference:  aggregate
       liquidation preference of $185,242)                            185,242
     Common Stock, no par value: Authorized 50,000,000 shares;
       issued and outstanding 2,018,262                             4,602,402
     Accumulated Deficit                                           (1,739,598)
        Total Stockholders' Equity                                  3,048,046
        Total Liabilities and Stockholders' Equity                 $3,973,161
                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
             CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                     FOR THE THREE            FOR THE NINE
                                     MONTHS ENDED            MONTHS ENDED
                                   2/29/00    2/28/99      2/29/00    2/28/99

NET SALES                       $1,372,209  $1,329,076  $4,031,123  $4,403,596

COST OF SALES                      967,936     827,383   2,733,605   2,790,957

     Gross Profit                  404,273     501,693   1,297,518   1,612,639

OPERATING EXPENSES:
     Selling, General & Admin      525,224     498,025   1,612,829   1,575,532
     Product Development            32,032      43,512     138,368     112,066

TOTAL OPERATING EXPENSES           557,256     541,537   1,751,197   1,687,598

LOSS FROM OPERATIONS           (   152,983)(   39,844)  (  453,679) (   74,959)

OTHER INCOME (EXPENSE):
     Interest Expense          (     5,137)(     5,069)(    13,308)(     9,677)
     Other Income (Expense), net     4,660         848     172,245       1,636

TOTAL OTHER INCOME (EXP)       (       477)(     4,221)    158,937 (     8,041)

LOSS BEFORE INCOME TAXES       (   153,460)(    44,065)(   294,742)(    83,000)

  INCOME TAXES                          --          --         800         800

NET LOSS                       (   153,460)(    44,065)(   295,542)(    83,800)

OTHER COMPREHENSIVE INCOME              --          --          --          --

COMPREHENSIVE LOSS             $(  153,460$(    44,065)$( 295,542) $(  83,800)

NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of
      common shares              2,018,262   2,116,668   2,047,809   2,117,335

BASIC                           $    (.08)   $    (.02) $    (.14)  $    (.04)

Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,018,262   2,116,668   2,047,809   2,117,335

DILUTED                         $    (.08)   $    (.02) $    (.14)  $    (.04)
                            LANCER ORTHODONTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    FOR THE NINE MONTHS ENDED
                                                     2/29/00          2/28/99

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $(295,542)     $(  83,800)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                113,113          122,158
        Provision for losses on accounts rec      (    3,425)      (  22,925)
        Provision for losses on inventory             24,000               --
        Common stock issued for services to directors 23,170               --
        Net change in operating assets and liabilities:
           Accounts receivable                       131,905          136,951
           Inventories                                13,069        (377,525)

           Prepaid expenses                           23,443           62,256
           Insurance claim receivable                110,000        (110,000)
           Accounts payable & accrued liabilities (    3,705)          18,883

Net cash provided by (used in) operating activities  136,028        (254,002)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment          (    6,683)      (  61,662)

Net cash (used in) investing activities           (    6,683)      (  61,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                     (117,883)     (    3,633)
     Line of credit                                   40,000          100,000

Cash flows (used in) provided by
     financing activities                          (  77,883)          96,367


NET CHANGE IN CASH                                    51,462        (219,297)

Cash, beginning of period                            106,292          321,036

Cash, end of period                                 $157,754         $101,739





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

(F) LINE OF CREDIT

At February 29, 2000, the Company had a $500,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (10.0% at February 29, 2000) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 29, 2000 was $103,297. The line of credit expires on November 3, 2000.

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

(G) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At February 29, 2000, this obligation was approximately $201,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.





                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(G) COMMITMENTS AND CONTINGENCIES _ continued

LEASES - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, which requires monthly rental payments that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The Company also leases its Mexico facility under a non-cancelable operating lease expiring October 2003, which requires average monthly rentals of approximately $6,191. The rentals are subject to annual increases based on the United States Consumer Price Index. Future aggregate minimum annual cash lease payments are as follows:
                     Years ending
                     May 31, 2000                      $139,841
                     May 31, 2001                       142,808
                     May 31, 2002                       145,547
                     May 31, 2003                       148,401

                     Thereafter                          75,651
                          Total                        $652,248

YEAR 2000 ISSUES _ Certain computerized systems use only two digits to record the year in date fields. Such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of this issue will vary from system to system and may adversely affect an entity's operations as well as its ability to prepare financial statements. The accounting and MRP software for the Company's main frame computer system has been upgraded to be year 2000 compliant and is actively supported by the developer. The Company has not experienced any problems with its systems related to year 2000 issues and no material costs were incurred related to this compliance.

The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has a broad base of customers and suppliers and therefore is not heavily reliant on any one outside company. However, the Company has no way of completely knowing how the year 2000 may affect its various vendors or customers if such conversions were not completed on a timely basis by them, and thus it cannot estimate with certainty the impact the year 2000 may have on the Company.

LISTING REQUIREMENTS _ The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). As of February 29, 2000, the Company was in compliance with these requirements. There can be no assurance that the Company will continue to comply with these requirements which could impair the Company's ability to be listed on the NASDAQ Stock Market.

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

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

                                      EARNINGS  PER  SHARE  (UNAUDITED)
                                    FOR THE THREE           FOR THE NINE
                                    MONTHS ENDED            MONTHS ENDED
                                  2/29/00    2/28/99      2/29/00   2/28/99

      BASIC (LOSS) EARNINGS PER SHARE:

Net loss                       $( 153,460) $(  44,065) $( 295,542) $(  83,800)

Net loss applicable to
      common shareholders      $( 153,460) $(  44,065) $( 295,542) $(  83,800)

Weighted average number of
      common shares              2,018,262   2,116,668   2,047,809   2,117,335

Basic loss per share           $(     .08) $(     .02) $(     .14) $(     .04)






                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(I) NET (LOSS) INCOME PER COMMON SHARE AND DIVIDENDS (continued)

                                      EARNINGS  PER  SHARE  (UNAUDITED)

                                    FOR THE THREE           FOR THE NINE
                                    MONTHS ENDED            MONTHS ENDED
                                   2/29/00   2/28/99       2/29/00  2/28/99

      DILUTED (LOSS) EARNINGS PER SHARE:

Net loss from primary income
      per common share         $( 153,460) $(  44,065) $( 295,542) $(  83,800)

Net loss for diluted earnings
      per share                $( 153,460) $(  44,065)$(  295,542) $(  83,800)

Weighted average number of shares
      used in calculation of diluted
      earnings per share         2,018,262   2,116,668   2,047,809   2,117,335

Diluted loss per share         $(     .08) $(     .02) $(     .14) $(     .04)


(J) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                FOR THE NINE MONTHS ENDED
                                                 2/29/00            2/28/99
   Sales to unaffiliated customers:
         United States                         $2,383,087        $2,519,106
         Europe                                   996,214         1,116,771
         South America                            218,225           340,742
         Other Foreign                            433,597           426,977
                                               $4,031,123        $4,403,596

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating profit (loss):
         United States                         $(336,572)         $(131,185)
         Europe                                (  70,790)            33,342
         South America                         (  15,507)            10,177
         Other Foreign                         (  30,810)            12,707
                                               $(453,679)        $(  74,959)



                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(K) STOCKHOLDERS' EQUITY

In March 1998, the Company's Board of Directors approved the repurchase of the Company's outstanding common stock in the market place over twelve months. In June 1999, the repurchase was extended until May 2000. During the nine months ended February 29, 2000, the Company repurchased and retired 114,998 shares of its common stock for an aggregate consideration of $117,883.

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

RESULTS OF OPERATIONS

For the nine months ended February 29, 2000, net loss increased from a net loss of $83,800 at February 28, 1999, to a net loss of $295,542 at February 29, 2000. For the three months ended February 29, 2000, net loss increased from a net loss of $44,065 at February 28, 1999, to a net loss of $153,460 at February 29, 2000. The nine months increase in net loss is primarily attributable to the decrease in sales, offset by the insurance claim proceeds. The three months increase is primarily attributable to the increase in cost of goods sold.

For the nine months ended February 29, 2000, net sales decreased $372,473 (8.5%) as compared to the year earlier period. For the three months ended February 29, 2000, net sales increased $43,133 (3.3%) as compared to the year earlier period. International net sales decreased $236,454 (12.5%) for the nine months ended February 29, 2000 and increased $98,471 (17.9%), for the three months ended February 29, 2000. The decrease was primarily attributable to economic conditions in Europe and South America that improved in the last three months, effecting the increase. Domestic net sales decreased $136,019 (5.4%) and $55,438 (7.1%), respectively, for the nine months and three months ended

February 29, 2000, as compared to the year earlier period. This decrease is primarily attributable to increased discounting due to competition pressures.

For the nine months ended February 29, 2000, cost of sales as a percentage of sales (67.8%) increased 4.4% compared to the year earlier period. For the three months ended February 29, 2000, cost of sales as a percentage of sales (70.5%) increased 8.2% compared to the year earlier period. The nine months and three months increase is primarily attributable to fixed costs of the Mexicali location not producing at full capacity. The Company is in the process of developing improved manufacturing processes to reduce unit costs.

For the nine months ended February 29, 2000, selling and general and administrative expenses increased $37,297 (2.4%) compared to the year earlier period. For the three months ended February 29, 2000, selling and general and administrative expenses increased $27,199 (5.5%) as compared to the year earlier period. The increase is primarily attributable to an increase in financial personnel and professional fees.




                           LANCER ORTHODONTICS, INC.

For the nine months ended February 29, 2000, product development expenses increased $26,302 (23.5%) as compared to the year earlier period. For the three months ended February 29, 2000, product development expenses decreased $11,480 (26.4%) compared to the year earlier period. The nine months increase is primarily attributable to development costs of an innovative dental amalgam that went into production during the three months ended February 29, 2000, resulting in a decrease for the last three months.

For the nine months ended February 29, 2000, interest expense increased $3,631 (37.5%) as compared to the year earlier period. For the three months ended February 29, 2000, interest expense increased $68 (1.3%) as compared to the year earlier period The increase is attributable to borrowings against the line of credit to finance development costs and an increase in the interest rate.

For the nine months ended February 29, 2000, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost at May 31, 1999.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at February 29, 2000 and its previous two fiscal year ends was as follows:
                                       2/29/00        05/31/99       05/31/98
Current Assets                       $3,579,481     $3,827,011     $3,488,437
Current Liabilities                     925,115        888,820        684,222
Working Capital                       2,654,366      2,938,191      2,804,215
Bank Debt                               220,000        180,000        100,000
Shareholder Equity                    3,048,046      3,438,301      3,404,548
Total Assets                          3,973,161      4,327,121      4,088,770

Cash increased $51,462 during the nine months ended February 29, 2000, primarily due to the insurance claim settlement.

Working capital decreased $283,825 during the nine months ended February 29, 2000, primarily attributable to a decrease in sales, partially offset by an increase in inventories and cash. The Company is currently considering investing from $200,000 to $300,000 in replacement equipment. Funds for this investment will come from cash flow and new borrowings. The Company expects to meet the rest of its cash requirements out of its cash reserves, cash flow, and line of credit.

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


                                                LANCER ORTHODONTICS, INC.
                                                        Registrant

Date April 14, 2000                       By /s/ Douglas D. Miller
                                               Douglas D. Miller,
                                               President and Chief Operating
                                               Officer