Form 10KSB
period 2000-05-31
LANCER ORTHODONTICS INC /CA/
filed 2000-09-13
CIK 57538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
--------------------------------------------------------------------------------
                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                (No fee required)

For the Fiscal Year Ended May 31, 2000                Commission File No. 0-5920

                            LANCER ORTHODONTICS, INC.
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

          CALIFORNIA                                             95-2497155
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  253 Pawnee Street, San Marcos, California                  92069-2437
------------------------------------------------           --------------
  (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:              (760) 744-5585
                                                --------------------------------
Securities Registered Pursuant to Section 12(b) of the Act:       NONE
                                                           ---------------------
Securities Registered Pursuant to Section 12(g) of the Act:
                                                 Common Stock, Without Par Value
                                                 -------------------------------
                                                        (Title of Class)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this FORM, and no disclosure will be contained to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year $5,650,512.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on NASDAQ, on August 11, 2000, was approximately $1,096,530.

The number of shares of Issuer's no par value common stock outstanding as of August 11, 2000, was 2,098,618.

Documents Incorporated by Reference:
         1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on November 20, 2000, are incorporated by reference into
Part III.

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

     In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July 1994, Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, Lancer agreed to extend the agreement through October 1998. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Effective November 1, 1998, the subcontractor agreement and lease were extended to October 31, 2000. Lancer has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2000, this obligation was approximately $256,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

     Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2000.

NARRATIVE DESCRIPTION OF THE BUSINESS

     PRINCIPAL PRODUCTS AND INDUSTRY SEGMENTS. Lancer's manufactured product line includes preformed bands, direct bonding brackets, buccal tubes, arch wires, lingual attachments, related accessories, and dental amalgams. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer's manufactured products are also sold to distributors and private label customers. Lancer also markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches.

     Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2000 fiscal year, Lancer had five sales representatives, all in the United States, all of whom are employees of Lancer.

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

     For the fiscal years ended May 31, 2000 and 1999, sales by class of product are:

           Class of Product                            2000              1999
           ----------------                         ----------        ----------
           Manufactured Products                    $4,641,000        $5,227,000
           Resale Products                           1,010,000           932,000
                                                     ---------        ----------
                TOTAL                               $5,651,000        $6,159,000
                                                    ==========        ==========

     Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For the fiscal years ended May 31, 2000 and 1999:
                                                       2000              1999
                                                    ----------        ----------
     Sales to unaffiliated customers:
              United States                         $3,133,000        $3,413,000
              Europe                                 1,379,000         1,436,000
              South America                            489,000           685,000
              Other Foreign                            650,000           625,000
                                                    ----------        ----------
                                                    $5,651,000        $6,159,000
                                                    ==========        ==========

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

     Sales or transfers between geographic areas         none             none

     Operating profit (loss):
              United States                        $ (406,000)       $  (91,000)
              Europe                                  (54,000)           79,000
              South America                           (19,000)           38,000
              Other Foreign                           (25,000)           34,000
                                                   -----------       -----------
                                                   $ (504,000)       $   60,000
                                                   ===========       ===========

     Identifiable assets:
              United States                        $ 1,930,000       $2,240,000
              Mexico                                 1,590,000        1,778,000
                                                   -----------       -----------
                                                   $ 3,520,000       $4,018,000
                                                   ===========       ===========

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

     SOURCES AND AVAILABILITY OF RAW MATERIALS. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2000 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

     CUSTOMERS, BACKLOG, AND SEASONALITY OF BUSINESS. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 2000 and 1999. Lancer's backlog at May 31, 2000 and 1999, was $146,000 and $213,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations.

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

     PRODUCT DEVELOPMENT AND IMPROVEMENT. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. The development of dental amalgam has been halted due to the discovery that it does not expand as expected. In fiscal 2000, amalgam development costs of $59,000 were incurred and $125,000 on orthodontic products. The total costs incurred by Lancer on product development activities were approximately $184,000 and $165,000 for the fiscal years ended May 31, 2000 and 1999, respectively.

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

     EMPLOYEES. As of August 11, 2000, Lancer had 39 employees. Additionally, Lancer, through its Mexican subcontractor, employed approximately 105 people in Mexico.

ITEM 2.    PROPERTIES

     Lancer conducts its operations in leased facilities located in San Marcos, California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 31, 2003. Management believes that the properties are currently suitable and adequate for Lancer's operations. Future aggregate minimum annual cash lease payments are as follows:
                                            Years ending
                                            ------------
                                            May 31, 2001              $142,808
                                            May 31, 2002               145,547
                                            May 31, 2003               148,401
                                            Thereafter                  75,651
                                                                      --------

                                                                      $512,407
                                                                      ========

ITEM 3.    LEGAL PROCEEDINGS - Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

     High and low bid prices for Lancer's common stock, after giving effect for its one-for-seven reverse stock SPLIT, as reported by NASDAQ for the last two years are presented below. The market for Lancer's stock is limited and sporadic and is traded under the symbol LANZ.

           Quarter Ended                         High               Low
           -----------------                     ------             ------
           August 31, 1998                       $1.13              $  .75
           November 30, 1998                     $1.50              $  .88
           February 28, 1999                     $1.19              $  .56
           May 31, 1999                          $1.13              $  .50
           August 31, 1999                       $1.13              $  .63
           November 30, 1999                     $1.00              $  .72
           February 28, 2000                     $2.13              $  .50
           May 31, 2000                          $1.81              $  .06

     During fiscal 1999, Lancer's Board of Directors approved the issuance of 10,625 new shares of common stock to Biomerica, Inc., in lieu of payment of $8,500 in accrued administrative support fees. At May 31, 2000, Biomerica, Inc. owned approximately 30% of Lancer's outstanding common stock.

     During fiscal 2000 Lancer's Board of Directors approved the issuance of 54,725 shares of common stock to directors of the Company, in lieu of payment of $50,631 in accrued directors' fees.

     In May 2000, all 370,483 issued and outstanding shares of Series D preferred stock were converted to 52,926 shares of common stock. At May 31, 2000, there were no preferred shares issued and outstanding.

     The approximate number of beneficial holders of Lancer's common stock at May 31, 2000, was 498.

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

RESULT OF OPERATIONS

For the fiscal year ended May 31, 2000, net sales decreased $508,984 (8.3%) from $6,159,496 in 1999 to $5,650,512 in 2000. International net sales decreased $228,689 (8.3%) from $2,746,469 in 1999 to $2,517,780 in 2000. This decrease is primarily attributable to economic conditions in Europe and South America. Domestic net sales decreased $280,295 (8.2%) from $3,413,027 in 1999 to $3,132,732 in 2000. This decrease is primarily attributable to increased discounting due to competition pressures. Management believes the trend in increased discounting will be significant to ongoing operations. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, any of which, if successful, should result in increased sales.

Cost of sales, as a percentage of sales, increased 7.0% from 61.4% in fiscal 1999 to 68.4% in fiscal 2000. The increase is primarily attributable to fixed costs of the Mexicali location not producing at full capacity. Lancer continues its program to improve manufacturing by adding new equipment and improving processes and efficiencies. Cost of sales for fiscal 1999 includes Mexican tax assessed to Lancer's subcontractor of $65,000, $50,000 of which was reversed and recognized as other income in fiscal 2000.

Selling expenses decreased $85,222 (4.9%) from $1,724,026 in 1999 to $1,638,804 in 2000. The decrease is primarily attributable to decreases in commissions of $56,755 and bad debt expense of $48,679, partially offset by increases in show expense and other expenses. In fiscal 1999, an additional $50,000 of bad debt expense was incurred as a reserve for international receivables.

General and Administrative expenses increased $34,198 (7.9%) from $431,189 in 1999 to $465,387 in 2000. The increase is primarily attributable to an increase in labor costs of $35,931, offset by a decrease in other expenses.

Product Development expenses increased $19,211 (11.6%) from $165,038 in 1999 to $184,249 in 2000. The increase is primarily attributable to an increase in payroll costs and development costs of new products.

Interest expense increased $3,955 (25.3%) from $15,607 in 1999 to $19,562 in 2000. The increase is primarily attributable to borrowings against the line of credit to finance development costs and an increase in the interest rate.

For the year ended May 31, 2000, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost at May 31, 1999.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

During fiscal 2000, management negotiated a renewal of Lancer's line of credit through November 3, 2000. The line of credit allows for borrowing up to $500,000 and is limited to specified percentages of eligible accounts RECEIVABLE. The unused portion available under the line of credit at May 31, 2000, was approximately $173,000. Borrowings bear interest at prime plus 1.25% per annum (10.75% at May 31, 2000).

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital decreased $223,636 (7.6%) from $2,938,191 in 1999 to $2,714,555 in 2000. The decrease is primarily attributable to a decrease in receivables and inventories, partially offset by a decrease in payables, accrued liabilities, and line of credit.

In March 1998, Lancer's Board of Directors approved the repurchase of up to 4% of Lancer's outstanding common stock through February 1999. The repurchase was extended on June 1, 1999 for an additional 3% through May 31, 2000. Such repurchases were at the discretion of management when management believed Lancer's common stock to be undervalued. Repurchases were made out of current cash flow and all repurchased shares were retired. During fiscal 2000, the Company repurchased 114,998 shares of its common stock for an aggregate consideration of $117,914. During fiscal 1999, the Company repurchased 25,372 shares of its common stock for aggregate consideration of $25,950.

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings for the foreseeable future.

ITEM 7.    FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES - Not Applicable

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 20, 2000, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 2000, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held November 20, 2000, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2000, is also incorporated herein by reference. Information regarding
Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders to be held November 20, 2000, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2000, is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 20, 2000, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2000, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 20, 2000, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2000, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Not applicable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of the report
       ---------------------------------------
       1.     Financial Statements
              --------------------
              See Index to Financial Statements Exhibit A, attached hereto, wherein Lancer's financial statements are contained.

       2.     Exhibits Required to be Filed by Item 601 of Regulation S-B
              -----------------------------------------------------------
              3(i) Articles of Incorporation as amended - Incorporated herein by reference to Exhibit 4.5 of Lancer's S-8 filed March 8, 1994.
              3(ii) By-laws as amended - Incorporated herein by reference to
                    Exhibit 4.6 of Lancer's S-8 filed March 8, 1994.
              10 1993 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's S-8 filed March 8, 1994.

(b)    Reports on Form 8-K
       -------------------
No reports on Form 8-K were filed in the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2000

LANCER ORTHODONTICS, INC.


By: /s/ Douglas D. Miller                       /s/ Catherine Wyss
    -------------------------------------       --------------------------------
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


Signature                         Title                       Date
---------                         -----                       ----

/s/ Zackary Irani                                             September 13, 2000
--------------------------                                    ------------------
    Zackary Irani              Chairman of the Board
                                  & Director

/s/ Douglas D. Miller                                         September 13, 2000
--------------------------                                    ------------------
    Douglas D. Miller          President, Chief Operating
                               Officer & Director

/s/ Janet Moore                                               September 13, 2000
--------------------------                                    ------------------
    Janet Moore                Secretary & Director


/s/ Robert Orlando                                            September 13, 2000
--------------------------                                    ------------------
    Robert Orlando             Director

                           LANCER ORTHODONTICS, INC.
                              Financial Statements
                             As of May 31, 2000 and
             For Each of the Years in the Two-Year Period Then Ended



Report of Independent Certified Public Accountants,
  BDO Seidman, LLP                                                  FS-2


Financial Statements

     Balance Sheet                                                  FS-3

     Statements of Operations                                       FS-4

     Statements of Stockholders' Equity                             FS-5

     Statements of Cash Flows                                       FS-6


Notes to Financial Statements                                   FS7 - 18

Report of Independent Certified Public Accountants


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2000 in conformity with generally accepted accounting principles.



                                                            /s/ BDO SEIDMAN, LLP

                                                            BDO SEIDMAN, LLP




Orange County, California
July 21, 2000, except
for Note 8 as to which
the date is July 31, 2000


                            LANCER ORTHODONTICS, INC.
                                  BALANCE SHEET



MAY 31,                                                                                  2000
                                                                                  ------------
ASSETS

CURRENT ASSETS
   Cash                                                                           $   103,207
   Accounts receivable, net of allowance for doubtful accounts of $175,000          1,232,770
   Inventories, net of reserve of $110,167                                          2,013,245
   Prepaid expenses                                                                    46,700
                                                                                  ------------

Total current assets                                                                3,395,922

PROPERTY AND EQUIPMENT, NET                                                           117,170
INTANGIBLE ASSETS, NET                                                                235,748
OTHER ASSETS                                                                            6,560
                                                                                  ------------

                                                                                  $ 3,755,400
                                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                       $   521,367
   Line of credit                                                                     160,000
                                                                                  ------------

Total current liabilities                                                             681,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Redeemable convertible preferred stock, Series C, $.06 noncumulative annual dividend; $.75 par value; 250,000 shares authorized; 0 shares issued and
     outstanding in 2000 ($.75 liquidation preference)                                      -
   Redeemable convertible preferred stock, Series D, $.04 noncumulative annual dividend; $.50 par value; 500,000 shares authorized; 0 shares issued and
     outstanding in 2000 ($.50 liquidation preference per share)                            -
   Common stock, no par value; 50,000,000 shares authorized; 2,098,618 shares
     issued and outstanding                                                         4,815,074
   Accumulated deficit                                                             (1,741,041)
                                                                                  ------------

Total stockholders' equity                                                          3,074,033
                                                                                  ------------

                                                                                  $ 3,755,400
                                                                                  ============



                 See accompanying notes to financial statements.

                                             LANCER ORTHODONTICS, INC.
                                             STATEMENTS OF OPERATIONS


YEARS ENDED MAY 31,                                      2000               1999
                                                 ------------       ------------

NET SALES                                        $ 5,650,512        $ 6,159,496

COST OF SALES                                      3,866,001          3,779,010
                                                 ------------       ------------

GROSS PROFIT                                       1,784,511          2,380,486
                                                 -----------        -----------

OPERATING EXPENSES:
   Selling                                         1,638,804          1,724,026
   General and administrative                        465,387            431,189
   Product development                               184,249            165,038
                                                 ------------       ------------

TOTAL OPERATING EXPENSES                           2,288,440          2,320,253
                                                 ------------       ------------

OPERATING (LOSS) INCOME                             (503,929)            60,233

OTHER INCOME (EXPENSE):
   Interest expense                                  (19,562)           (15,607)
   Interest income                                        36                  -
   Other income, net                                 227,270              2,010
                                                 ------------       ------------

TOTAL OTHER INCOME (EXPENSE)                         207,744            (13,597)
                                                 ------------       ------------

(LOSS) INCOME BEFORE INCOME TAXES                   (296,185)            46,636

INCOME TAXES                                             800              4,604
                                                 ------------       ------------

NET (LOSS) INCOME                                $  (296,985)       $    42,032
                                                 ============       ============

PER SHARE DATA:

   Basic                                         $      (.15)       $       .02
                                                 ============       ============

   Diluted                                       $      (.15)       $       .02
                                                 ============       ============



                 See accompanying notes to financial statements.

                                             LANCER ORTHODONTICS, INC.
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   SERIES D PREFERRED STOCK             COMMON STOCK           ACCUMULATED
                                  SHARES           AMOUNT         SHARES          AMOUNT          DEFICIT          TOTAL
                                ------------     ------------   ------------    ------------    ------------    -------------

Balances, May 31, 1998              370,483      $   185,242      2,120,712     $ 4,705,394     $(1,486,088)    $  3,404,548

Repurchase of common stock                -                -        (25,372 )       (25,950 )             -          (25,950 )

Common stock issued for
services                                  -                -         10,625           8,500               -            8,500

Compensation expense related
   to options issued for
   services rendered                      -                -              -           9,171               -            9,171

Net income                                -                -              -               -          42,032           42,032
                                ------------     ------------   ------------    ------------    ------------    -------------

Balances, May 31, 1999              370,483          185,242      2,105,965       4,697,115      (1,444,056)       3,438,301

Common stock issued for
   services                               -                -         54,725          50,631               -           50,631

Conversion of preferred stock      (370,483)        (185,242)        52,926         185,242               -                -

Repurchase of common stock                -                -       (114,998)       (117,914)             -          (117,914)

Net loss                                  -                -              -               -        (296,985)        (296,985)
                                ------------     ------------   ------------    ------------    ------------    -------------

Balances, May 31, 2000                    -      $         -      2,098,618     $ 4,815,074     $(1,741,041)    $  3,074,033
                                ============     ============   ============    ============    ============    =============


                                See accompanying notes to financial statements.

                                             LANCER ORTHODONTICS, INC.
                                             STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 31,                                                           2000          1999
                                                                        ----------    ----------
Cash flows from operating activities:

   Net (loss) income                                                    $(296,985)    $  42,032
   Adjustment to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                        151,117       171,589
     Provision for losses on accounts receivable                             (986)       55,986
     Options issued for services rendered                                       -         9,171
     Common stock issued for services                                      50,631         8,500
     Net change in operating assets and liabilities:
       Accounts receivable                                                119,936      (104,856)
       Inventories                                                        193,909      (410,360)
       Prepaid expenses                                                     5,145        15,912
       Insurance claim receivable                                         110,000      (110,000)
       Accounts payable and accrued liabilities                          (187,453)      124,598
                                                                        ----------    ----------

Net cash provided by (used in) operating activities                       145,314      (197,428)
                                                                        ----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment                                    (10,485)      (71,366)
                                                                        ----------    ----------

Net cash used in investing activities                                     (10,485)      (71,366)
                                                                        ----------    ----------

Cash flows from financing activities:
   Net increase (decrease) in line of credit agreement                    (20,000)       80,000
   Repurchase of common stock                                            (117,914)      (25,950)
                                                                        ----------    ----------

Net cash (used in) provided by financing activities                      (137,914)       54,050
                                                                        ----------    ----------

Net decrease in cash                                                       (3,085)     (214,744)

Cash, beginning of period                                                 106,292       321,036
                                                                        ----------    ----------

Cash, end of period                                                     $ 103,207     $ 106,292
                                                                        ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:

     Interest                                                           $  19,562     $  15,607
                                                                        ==========    ==========

     Income taxes                                                       $     800     $     800
                                                                        ==========    ==========

Supplemental disclosures of non-cash investing and financing activities:

     Conversion of 370,483 shares of Convertible Preferred Stock
       Series D to 52,926 shares of common stock                        $ 185,242            $-
                                                                        ==========    ==========


                 See accompanying notes to financial statements.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION

        Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 9). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 82% and 18% of total sales, respectively, for fiscal 2000 and 86% and 14% of total sales, respectively, for fiscal 1999.

        Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 55% and 55% during fiscal 2000 and 1999, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

        The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ACCOUNTING METHODS

        The Company uses the accrual method of accounting for financial and income tax reporting purposes.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 2000.

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

        CONCENTRATIONS OF CREDIT RISK

        The Company, at times, maintains cash balances at certain financial institutions in excess of the federally insured deposits.

        CUSTOMERS - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may materially differ from the estimated amounts. As of May 31, 2000, reserves for credit losses totaled $125,000. Reserves for sales returns totaled $50,000. At May 31, 2000, two customers accounted for approximately 13% and 13.5% of gross accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 2000 and 1999.

        SUPPLIERS - At May 31, 2000, no one company accounted for more than 10% of accounts payable. No one company accounted for more than 10% of purchases for the years ended May 31, 2000 and 1999.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        RISKS AND UNCERTAINTIES

        LICENSE AGREEMENTS - Certain of the Company's sales of products are governed by license agreements with outside third parties. All of such license agreements to which the Company currently is a party, are for fixed terms which will expire after ten years from the commencement of the agreement or upon the expiration of the underlying patents. After the expiration of the agreements or the patents, the Company is free to use the technology that had been licensed. There can be no assurance that the Company will be able to obtain future license agreements as deemed necessary by management. The loss of some of the current licenses or the inability to obtain future licenses could have an adverse affect on the Company's financial position and operations. Historically, the Company has successfully obtained all the licenses it believed necessary to conduct its business.

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

        LISTING REQUIREMENTS - The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). As of May 31, 2000, the Company was in compliance with these requirements. There can be no assurance that the Company will continue to comply with these requirements which could impair the Company's ability to be listed on the NASDAQ Stock Market.

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

        EUROPEAN COMMUNITY

        The Company is required to obtain certification in the European community to sell products in those countries. The certification requires the Company to maintain certain quality standards. The Company had been granted certification. However, there is no assurance that the Company will be able to retain its certification in the future.

        RISK OF PRODUCT LIABILITY

        Testing, manufacturing and marketing of the Company's products entail risk of product liability. The Company currently has product liability insurance. There can be no assurance, however, that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead based upon standard rates derived from historical trends and experience factors. Market is determined by comparison with recent sales prices or net realizable value.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are depreciated using straight-line method over the estimated useful lives of the related assets generally five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.

        Maintenance and repairs are charged to expense as incurred. Major renewals and improvements are capitalized. At the time of retirement or other disposition of property and equipment the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in income.

        INTANGIBLE ASSETS

        Assets are being amortized using the straight-line method over 18 years for the marketing and distribution rights. Marketing and distribution rights include repurchased sales territories. Technology use rights include the 1985 purchase of the assets and technology of Titan Research Associates, Ltd.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2000.

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

        RESEARCH AND DEVELOPMENT

        Research and development expenses are expensed as incurred. The Company expensed $184,000 and $165,000 during the years ended May 31, 2000 and 1999, respectively.

        INCOME TAXES

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

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NET INCOME PER COMMON SHARE AND DIVIDENDS

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

        Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year. Potential common shares, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 2000 and 1999 as their effect was anti-dilutive. Potential common shares, which relate to shares issuable upon the conversion of preferred stock into common stock, were included in the per share calculations for fiscal 1999 as their effect was dilutive.

        Earnings per share for the years ended May 31, 2000 and 1999 are as follows:

       MAY 31,                                                                                     2000              1999
                                                                                          --------------     -------------
       Basic (loss) earnings per share:

       Net (loss) income                                                                  $    (296,985)     $     42,032
                                                                                          ==============     =============

       Net (loss) income applicable to common shareholders                                $    (296,985)     $     42,032
                                                                                          ==============     =============

       Weighted average number of common shares                                               2,047,687         2,117,128
                                                                                          ==============     =============

       Basic (loss) earnings per share                                                    $        (.15)     $        .02
                                                                                          ==============     =============

       Diluted (loss) earnings per share:

       Net (loss) income from primary income per common share                             $    (296,985)     $     42,032
                                                                                          ==============     =============

       Net (loss) income for diluted earnings per share                                   $    (296,985)     $     42,032
                                                                                          ==============     =============

       Weighted average number of shares used in calculating basic earnings per
          common share                                                                        2,047,687         2,117,128

       Add:
          Stock options                                                                               -                 -
          Convertible preferred stock                                                                 -            52,926
                                                                                          --------------     -------------

       Weighted average number of shares used in calculating diluted earnings
          per share                                                                           2,047,687         2,170,054
                                                                                          ==============     =============

       Diluted (loss) earnings per share                                                  $        (.15)     $        .02
                                                                                          ==============     =============

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NEW ACCOUNTING PRONOUNCEMENTS

        SEGMENT REPORTING - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company adopted the provisions of this statement for 1999 annual reporting. These disclosure requirements had no impact on the Company's financial position or results of operations, or the Company's existing segment disclosures.

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

3.      OTHER INCOME

        Management of the Company completed an assessment of a theft of inventory located at its facility in Mexicali Mexico on April 6, 1999. The carrying value of the inventory stolen approximated $110,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. During the year ended May 31, 2000, the Company settled the claim with the insurance carrier and received approximately $280,000. This amount represents the value of the stolen inventory at net average selling price, less commissions and royalties. The $170,000 received in excess of the $110,000 estimated carrying value was recognized as other income for the year ended May 31, 2000.

        During 1999, the Company was assessed $64,724 in pass through net asset taxes by their subcontractor under their Manufacturing Agreement (Note
        9). During 2000, legal counsel determined the Company was not liable for portions of the assessment. Accordingly, approximately $50,000 of the prior year accrual was reversed and recognized as other income during the year ended May 31, 2000.

4.      INVENTORIES

        The components of inventories at May 31, 2000 are as follows:



        Raw materials                                        $      416,951
        Work in progress                                            104,403
        Finished products                                         1,602,058
        Inventory reserves                                         (110,167)
                                                             --------------

        Total                                                $    2,013,245
                                                             ==============

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.      PROPERTY AND EQUIPMENT

        The components of property and equipment at May 31, 2000 are as follows:


        Machinery and equipment                               $   1,888,562
        Dies, tools, and patterns                                   375,518
        Furniture and fixtures                                      123,663
        Leasehold improvements                                        8,586
        Construction in progress                                      7,400
                                                              --------------

                                                                  2,403,729

        Less accumulated depreciation and amortization           (2,286,559)
                                                              --------------

        Total                                                 $     117,170
                                                              ==============

        Approximately $70,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 9).

        Depreciation expense for the years ended May 31, 2000 and 1999, totaled $77,521 and $97,993, respectively.

6.      INTANGIBLE ASSETS

        The components of intangible assets at May 31, 2000 are as follows:

        Marketing and distribution rights                         $     442,750
        Technology use rights                                           858,328
                                                                  --------------

        Subtotal                                                      1,301,078

        Less accumulated amortization                                (1,065,330)
                                                                  --------------

        Total                                                     $     235,748
                                                                  ==============

        Amortization expense for each of the years ended May 31, 2000 and 1999 totaled $73,596.

7.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The components of accounts payable and accrued liabilities at May 31, 2000 are as follows:

        Trade accounts payable                                $     350,124
        Accrued payroll and related benefits                        101,563
        Other accrued liabilities                                    69,680
                                                              --------------

        Total                                                 $     521,367
                                                              ==============

8.      LINE OF CREDIT

        At May 31, 2000, the Company had a line of credit with a bank for borrowings up to $500,000. The line of credit bears interest at prime plus 1.25% per annum (10.75% at May 31, 2000). Allowable borrowings are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at May 31, 2000, was $172,707. The line of credit expires on November 3, 2000.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.      LINE OF CREDIT (CONTINUED)

        The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000, a debt to tangible net worth ratio of no more than 1 to 1, and a current ratio in excess of 2 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its bank covenants as of May 31, 2000. The Company was in violation of certain of its debt covenants at July 31, 2000, for which a waiver has not been received.

        The following summarizes information on short-term borrowings for the year ended May 31, 2000:

        MAY 31,                                                             2000
                                                                  --------------

        Average month end balance                                 $     203,333
                                                                  ==============

        Maximum balance outstanding at any month end              $     220,000
                                                                  ==============

        Weighted average interest rate (computed by dividing
           interest expense by average monthly balance)                    9.62%
                                                                  ==============

        Interest rate at year end                                         10.75%
                                                                  ==============

9.      COMMITMENTS AND CONTINGENCIES

        LEASES

        The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $10,431 at May 31, 2000, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2000 and 1999 was approximately $69,000 and $56,000, respectively.

        Effective April 1, 1996, the Company entered into a non-cancelable operating lease for its Mexico facility which expired October 31, 1998, which required average monthly rentals of approximately $5,200. The lease has been extended to October 2003, which requires average monthly rentals of approximately $6,000. The rentals are subject to annual increases based on the United States Consumer Price Index. Prior to April 1, 1996, such was included in amounts paid under the terms of the Manufacturing Agreement, as discussed in the following paragraph. Total expense for this facility for the years ended May 31, 2000 and 1999, was approximately $74,000 and $69,000, respectively.

        At May 31, 2000, future aggregate minimum lease payments are as follows:

        YEARS ENDING MAY 31,                                          Amount
                                                                 --------------

          2001                                                   $     142,808
          2002                                                         145,547
          2003                                                         148,401
          2004                                                          75,651
                                                                 --------------

        Total                                                    $     512,407
                                                                 ==============

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


9.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        MANUFACTURING AGREEMENT

        In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increase, the hourly rate decreases. In December 1992, the Company renegotiated the Manufacturing Agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended Manufacturing Agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the Manufacturing Agreement reducing the administrative fee and extending the Manufacturing Agreement through June 1998. In March 1996, the Company agreed to extend the Manufacturing Agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in the preceding paragraph. During 1999, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly owned subsidiary at any time without penalty. Should the company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 2000, this obligation was approximately $256,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

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

10.     STOCKHOLDERS' EQUITY

        REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES C

        The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after December 31, 1994. At May 31, 2000, there were no shares issued and outstanding. There were no dividends declared or paid in 2000 or 1999.

        REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES D

        The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.50 per share after December 31, 1994. In May 2000, all 370,483 issued and outstanding shares were converted into 52,926 shares of common stock. At May 31, 2000, there were no shares issued and outstanding. There were no dividends declared or paid in 2000 or 1999.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       COMMON STOCK

       In March 1998, the Company's Board of Directors approved the repurchase of up to 4% of the Company's outstanding common stock over the following twelve months. Such repurchases are at the discretion of management and all repurchased shares will be retired. During 2000, the Company repurchased 114,998 shares of its common stock for aggregate consideration of $117,914. During 1999, the Company repurchased 25,372 shares of its common stock for aggregate consideration of $25,950.

       During 1999, the Company issued 10,625 shares of its common stock valued at $8,500 for certain management and consulting services.

       During 2000, the Company issued 54,725 shares of its common stock valued at $50,631 for certain management and consulting services.

       STOCK OPTION AGREEMENTS

       The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to four years from the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the Board of Directors. The Company's shareholders have authorized a total of 357,143 shares to be available for grant under the Company's stock option plan. Options granted prior to May 31, 1995, generally vested on the date of grant and expired through August 1999.

       During 1999, the Company granted 138,500 options to purchase shares of the Company's common stock at an exercise price of $1.00 to certain employees of the Company, which vested immediately and have a term of five years.

       During the year ended May 31, 2000, the Company granted 15,000 options to purchase shares of the Company's common stock at an exercise price of $0.85 to certain employees of the Company, which vest ratably over a term of one year and have a term of five years.

       During 1999, the Company granted 29,000 options to purchase shares of the Company's common stock at an exercise price of $1.00 to certain non-employees of the Company, which vested immediately and have a term of five years. The Company recorded $9,171 of compensation expense based on the fair value of these non-employee options during the year ended May 31, 1999.

       SFAS 123 PRO FORMA INFORMATION

       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.5%; dividend yield of 0%; expected life of the option of 5 years; and volatility factor of the expected market price of the Company's common stock of 40%.

       The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, 2000 and 1999, are as follows:


       MAY 31,                                                                                    2000              1999
                                                                                          -------------      ------------
       Net (loss) income, as reported                                                     $   (296,985)      $    42,032
       Adjustment to compensation expense under SFAS 123                                         6,505            42,837
                                                                                          -------------      ------------

       Net (loss) income, pro forma                                                       $   (303,490)      $      (805)
                                                                                          =============      ============

       Net (loss) income, per common and common equivalent share, as reported             $       (.15)      $       .02
                                                                                          =============      ============

       Net (loss) income per common and common equivalent share, pro forma                $       (.15)      $      (.00)
                                                                                          =============      ============

       The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2000:

                                   Number of Shares                                 Weighted Average
                                Employee       Non-employee              Total        Exercise Price
                           ---------------------------------    ---------------   -------------------

       Outstanding,
         May 31, 1998             14,286                  -             14,286          $       1.75
          Granted                138,500             29,000            167,500                  1.00
          Exercised                    -                  -                  -                     -
          Expired                 (3,000)                 -             (3,000)                 6.00
                           --------------    ---------------    ---------------         -------------

       Outstanding,
         May 31, 1999            149,786             29,000            178,786                  1.06
          Granted                 15,000                  -             15,000                  0.85
          Exercised                    -                  -                  -                     -
          Expired                      -                  -                  -                     -
                           --------------    ---------------    ---------------         -------------

       Outstanding,
         May 31, 2000            164,786             29,000            193,786          $       1.04
                           ==============    ===============    ===============         =============

       The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2000:

                                                                    Contractual
                                    Number of Options                      Life
                              -------------------------------         Remaining
       Exercise Price             Outstanding    Exercisable              Years
                              -------------------------------    ---------------

       $    0.85                       15,000          3,750                4.3
       $    1.00                      164,500        164,500               3.25
       $    1.75                       14,286          7,142                1.4
                              -------------------------------    ---------------

                Total                 193,786        175,392
                              ===============================

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.    RETIREMENT SAVINGS PLAN

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

12.    INCOME TAXES

       The provision for income taxes for the years ended May 31, 2000 and 1999 consists of the following:

       MAY 31,                                           2000              1999
                                                -------------     -------------

       CURRENT
          U.S. Federal                          $          -      $          -
          State and Local                                800             4,604
                                                -------------     -------------

                                                $        800      $      4,604
                                                =============     =============

       DEFERRED
          U.S. Federal                          $          -      $          -
          State and Local                                  -                 -
                                                -------------     -------------

                                                $          -      $          -
                                                =============     =============

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2000 are presented below:


       MAY 31,                                                                                 2000
                                                                                       -------------
       Deferred tax assets:
          Accounts receivable, principally due to allowance for doubtful accounts
            and sales returns                                                          $     70,000
          Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and allowance for
            inventory obsolescence                                                           75,137
          Compensated absences principally due to accrual for financial reporting            21,906
          Net operating loss carryforwards                                                  736,882
          Business tax credit carryforwards                                                 137,267
          Less valuation allowance                                                         (997,202)
                                                                                       -------------

       Net deferred tax assets                                                               43,990

       Deferred tax liabilities:
          Unamortized marketing rights                                                      (43,990)
                                                                                       -------------

       Net deferred tax liabilities                                                    $          -
                                                                                       =============

       Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 2000. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

                            LANCER ORTHODONTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


12. INCOME TAXES (CONTINUED)

       Income tax expense for the years ended May 31, 2000 and 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 35 % to pre-tax income as a result of:


       MAY 31,                                                                               2000              1999
                                                                                     -------------     -------------
       Computed "expected" tax (benefit) expense                                     $   (103,945)     $     15,856
       Income (reduction) in income taxes resulting from:
          Meals and expenses                                                               13,048             9,944
          Change in beginning of the year balance of the valuation allowance for
            deferred tax assets allocated to income tax expense                            90,897           (25,800)
          State and local income taxes, net of tax benefit                                    800             4,604
                                                                                     -------------     -------------

                                                                                     $        800      $      4,604
                                                                                     =============     =============

       As of May 31, 2000, the Company has net tax operating loss carryforwards of approximately $2,101,000 and business tax credits of approximately $114,735 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 2000 to 2019. As of May 31, 2000, the Company has net tax operating loss carryforwards of approximately $250,000 and business tax credits of approximately $22,532 available to offset future state income tax liabilities. The state carryforwards expire in 2004.

13.    EXPORT SALES

       The Company has significant export sales. The net sales and operating activities are as follows:

       MAY 31,                                          2000              1999
                                                -------------     -------------
       NET SALES
          Domestic                              $  3,133,000      $  3,413,000
          Europe                                   1,379,000         1,436,000
          South America                              489,000           685,000
          Other                                      650,000           625,000
                                                -------------     -------------

       Total                                    $  5,651,000      $  6,159,000
                                                =============     =============
       OPERATING (LOSS) PROFIT

          Domestic                              $   (406,000)     $    (91,000)
          Europe                                     (54,000)           79,000
          South America                              (19,000)           38,000
          Other                                      (25,000)           34,000
                                                -------------     -------------

       Total                                    $   (504,000)     $     60,000
                                                =============     =============

       IDENTIFIABLE ASSETS
          Domestic                              $  1,930,000      $  2,240,000
          Mexico                                   1,590,000         1,778,000
                                                -------------     -------------

       Total                                    $  3,520,000      $  4,018,000
                                                =============     =============