Form 10QSB
period 2000-08-31
LANCER ORTHODONTICS INC /CA/
filed 2000-10-13
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For Quarter Ended August 31, 2000                   Commission File No. 0-5920

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

            Yes       X                               No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,098,618

Traditional small business disclosure format (check one):

            Yes       X                               No


PART I.     FINANCIAL INFORMATION

Item 1.     SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                    8/31/00

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $  136,358
     Accounts Receivable, less allowances for sales
        returns and doubtful receivables of $157,581                1,302,915
     Inventories, net of reserve of $119,167                        1,982,706
     Prepaid Expenses                                                  27,601
        Total Current Assets                                        3,449,580

PROPERTY AND EQUIPMENT, at cost                                     2,406,129
     Less:  Accumulated depreciation                               (2,298,352)
                                                                      107,777
INTANGIBLE ASSETS:
     Marketing and Distribution Rights, net                           103,750
     Technology Use Rights, net                                       113,599

                                                                      217,349
OTHER ASSETS                                                            6,560
        Total Assets                                               $3,781,266

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                      $  610,013
     Line of Credit                                                   200,000
        Total Current Liabilities                                     810,013

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY:
     Redeemable Convertible Preferred Stock, Series C,
       $.06 noncumulative annual dividend; $.75 par value:
       Authorized 250,000 shares; no shares issued and
       outstanding ($.75 liquidation preference)                           --
     Redeemable Convertible Preferred Stock, Series D,
       $.04 noncumulative annual dividend; $.50 par value:
       Authorized 500,000 shares; 0 shares issued and
       outstanding ($.50 liquidation preference)                           --
     Common Stock, no par value: Authorized 50,000,000 shares;
       issued and outstanding 2,098,618                             4,815,074
     Accumulated Deficit                                           (1,843,821)
        Total Stockholders' Equity                                  2,971,253
        Total Liabilities and Stockholders' Equity                 $3,781,266

                           LANCER ORTHODONTICS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
             CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED
                                                  8/31/00         8/31/99

NET SALES                                      $1,331,099        $1,271,545

COST OF SALES                                     925,582           901,083

     Gross Profit                                 405,517           370,462

OPERATING EXPENSES:
     Selling, General & Administrative            467,325           538,549
     Product Development                           36,240            56,665

TOTAL OPERATING EXPENSES                          503,565           595,214

LOSS FROM OPERATIONS                          (    98,048)      (   224,752)

OTHER INCOME (EXPENSE):
     Interest Expense                         (     5,207)      (     3,705)
     Other Income (Expense), net                      474           170,403

TOTAL OTHER INCOME (EXPENSE)                  (     4,733)          166,698

LOSS BEFORE INCOME TAXES                      (   102,781)      (    58,054)

INCOME TAXES                                            0               800

NET LOSS                                      (   102,781)      (    58,854)

OTHER COMPREHENSIVE INCOME                             --                --

COMPREHENSIVE LOSS                           $(   102,781     $(    58,854)


NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of common shares        2,098,618         2,075,799

BASIC                                        $(      .05)       $(      .03)

Weighted average number of shares used in calculation
     of diluted earnings per share              2,098,618         2,075,799

DILUTED                                      $(      .05)       $(      .03)

                           LANCER ORTHODONTICS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                     8/31/00          8/31/99

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $(102,781)      $( 58,854)
     Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
        Depreciation and amortization                 30,192           37,705
        Provision for losses on accounts receivable       --        (  6,386)
        Provision for losses on inventory              9,000           12,000
        Common stock issued for services to directors     --           23,170
        Net change in operating assets and liabilities:
           Accounts receivable, net                 ( 70,145)         156,329
           Inventories                                21,539        ( 89,508)

           Prepaid expenses                           19,099           18,208
           Insurance claim receivable                     --          110,000
           Accounts payable and accrued liabilities   88,647        ( 33,181)

Net cash (used in) provided by operating activities (  4,449)         169,483


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment            (  2,400)       (  2,983)

Net cash used in investing activities               (  2,400)       (  2,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                           --        ( 58,710)
     Increase in line of credit                       40,000               --

Cash flows provided by (used in) by
financing activities                                  40,000        ( 58,710)


NET CHANGE IN CASH                                    33,151          107,790

Cash, beginning of period                            103,207          106,292

Cash, end of period                                 $136,358         $214,082





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

(B) ORGANIZATION

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note F). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

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

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(E) LINE OF CREDIT

At August 31, 2000, the Company has a $500,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (10.75% at August 31, 2000) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August 31, 2000 was $110,089. The line of credit expires on November 3, 2000.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in violation of certain of its debt covenants at August 31, 2000. A waiver has been requested but not yet received as of the date of filing.

(F) COMMITMENTS AND CONTINGENCIES

MANUFACTURING AGREEMENT - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At August 31, 2000, this obligation was approximately $329,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

                           LANCER ORTHODONTICS, INC.

(F) COMMITMENTS AND CONTINGENCIES _ continued

LEASES _ Lancer conducts its operations in leased facilities located in San Marcos, California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998. In 1998, Lancer renegotiated the lease and extended the terms to December 31, 2003. The Mexicali facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 31, 2003. Management believes that the properties are currently suitable and adequate for Lancer's operations. Future aggregate minimum annual cash lease payments are as follows:
                     Years ending
                     May 31, 2001                      $142,808
                     May 31, 2002                       145,547
                     May 31, 2003                       148,401
                     Thereafter                          75,651
                          Total                        $512,407

LISTING REQUIREMENTS _ The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). As of August 31, 2000, the Company was in compliance with these requirements. There can be no assurance that the Company will continue to comply with these requirements which could impair the Company's ability to be listed on the NASDAQ Stock Market.

(G) INCOME TAXES

At May 31, 2000, the Company had net tax operating loss carryforwards of approximately $2,101,000 and business tax credits of approximately $114,735 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts from 2000 to 2019. As of May 31, 2000, the Company had net tax operating loss carryforwards of approximately $250,000 and business tax credits of approximately $23,000 available to offset future state income tax liabilities.

(H) STOCKHOLDERS' EQUITY

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


                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(H) STOCKHOLDERS' EQUITY - continued

During the quarter ended August 31, 2000, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $.875 to certain employees of the Company, with one half vested immediately and the other half vesting one year from the grant date. The options have a term of five years.

(I) NET LOSS PER COMMON SHARE AND DIVIDENDS

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

                                              EARNINGS PER SHARE (UNAUDITED)
                                                FOR THE THREE  MONTHS ENDED
                                                  8/31/00           8/31/99
      BASIC LOSS PER SHARE:

Net loss                                      $(  102,781)      $(  58,854)

Net loss applicable to common shareholders    $(  102,781)      $(  58,854)

Weighted average number of common shares        2,098,618         2,075,799

Basic loss per Share                          $(     .05)       $(     .03)

      DILUTED LOSS PER SHARE:

Net loss from primary income per common share $(  102,781)     $(   58,854)

Net loss for diluted earnings per share       $(  102,781)     $(   58,854)

Weighted average number of shares used in
Calculation of diluted earnings per share      2,098,618         2,075,799

Diluted loss per share                       $(      .05)      $(      .03)

                           LANCER ORTHODONTICS, INC.

NOTES TO FINANCIAL STATEMENTS - continued

(J) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                 FOR THE THREE MONTHS ENDED
                                                 8/31/00            8/31/99
   Sales to unaffiliated customers:
         United States                         $  684,591        $  836,392
         Europe                                   394,817           224,799
         South America                            106,434            98,150
         Other Foreign                            145,257           112,204
                                               $1,331,099        $1,271,545

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas       none              none

   Operating loss:

         United States                        $(  96,531)         $(144,749)
         Europe                                (     926)          ( 41,329)
         South America                         (     250)          ( 18,045)
         Other Foreign                         (     341)          ( 20,629)
                                              $(  98,048)         $(224,752)

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2000, net loss increased $43,927 as compared to the year earlier period. The increase in net loss is primarily attributable to the 1999 other income of insurance claim proceeds.

For the three months ended August 31, 2000, net sales increased $59,554 (4.7%) as compared to the year earlier period. International net sales increased $211,355 primarily in Europe and South America. The decrease in domestic net sales of $151,801 is attributable to increased discounting due to competition pressures.

For the three months ended August 31, 2000, cost of sales as a percentage of sales totaled 69.5%, a decrease of 1.4% as compared to the year earlier period which totaled 70.9%. This decrease is attributable to a decrease in production costs and royalty expense.

For the three months ended August 31, 2000, selling and general and administrative expenses decreased $71,224 (13.2%) as compared to the year earlier period. The decrease is primarily attributable to a decrease in labor costs and commissions.

For the three months ended August 31, 2000, product development expenses decreased $20,425 (36.1%) as compared to the year earlier period. The decrease is primarily attributable to the discontinuance of dental amalgam development.

For the three months ended August 31, 2000, interest expense increased $1,502 (40.5%) as compared to the year earlier period. The increase is primarily attributable to an increase in the interest rate.

For the three months ended August 31, 1999, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost.






                           LANCER ORTHODONTICS, INC.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 2000 and its previous two fiscal year ends was as follows:
                                       8/31/00        05/31/00       05/31/99
Current Assets                       $3,449,580     $3,395,922     $3,827,011
Current Liabilities                     810,013        681,367        888,820
Working Capital                       2,639,567      2,714,555      2,938,191
Bank Debt                               200,000        160,000        180,000
Shareholder Equity                    2,971,253      3,074,033      3,438,301
Total Assets                          3,781,266      3,755,400      4,327,121

Cash increased $33,151 during the three months ended August 31, 2000.

Working capital decreased $74,988 during the three months ended August 31, 2000, primarily attributable to a decrease in inventories and an increase in accounts payable and accrued liabilities, partially offset by an increase in receivables. The Company expects to meet all of its cash requirements for the foreseeable future out of its cash reserves, cash flow, and line of credit.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  Not Applicable

Item 2.     CHANGES IN SECURITIES

          During the three months ended August 31, 2000, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $.875 to certain employees of the Company, which vest ratably over a term of two years and have a term of five years.

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


                                              LANCER ORTHODONTICS, INC.
                                                   Registrant



Date October 13, 2000                 By /s/ Douglas D. Miller
                                          Douglas D. Miller,
                                          President and Chief Operating Officer