Form 10QSB
period 2000-11-30
LANCER ORTHODONTICS INC /CA/
filed 2001-01-16
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended November 30, 2000	Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

	CALIFORNIA	95-2497155
	(State or Other Jurisdiction of		(I.R.S. Employer
	  Incorporation or Organization)		  Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:	(760) 744-5585

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

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
11/30/00

ASSETS

CURRENT ASSETS:
	Cash	$  185,631
	Accounts Receivable, less allowances for sales
	returns and doubtful receivables of $158,171	1,119,903
	Inventories, net of reserve of $128,167	2,070,114
	Prepaid Expenses	     31,711
	Total Current Assets	3,407,359

PROPERTY AND EQUIPMENT, at cost	2,406,129
	Less:  Accumulated depreciation	(2,310,145)
	     95,984
INTANGIBLE ASSETS:
	Marketing and Distribution Rights, net	97,525
	Technology Use Rights, net	   101,425
	   198,950
OTHER ASSETS	       6,560
	Total Assets	$3,708,853

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts Payable and Accrued Liabilities	$   586,427
	Line of Credit	   220,000
	Total Current Liabilities	   806,427

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY:
	Redeemable Convertible Preferred Stock, Series C,
	$.06 noncumulative annual dividend; $.75 par value:
	Authorized 250,000 shares; no shares issued and outstanding
	($.75 liquidation preference)	--
	Redeemable Convertible Preferred Stock, Series D,
	$.04 noncumulative annual dividend; $.50 par value:
	Authorized 500,000 shares; 0 shares issued and outstanding
	($.50 liquidation preference).	--
	Common Stock, no par value: Authorized 50,000,000 shares;
	issued and outstanding 2,098,618	4,815,074
	Accumulated Deficit	(1,912,648)
	Total Stockholders' Equity	2,902,426
	Total Liabilities and Stockholders' Equity	$3,708,853



LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	FOR THE THREE	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	11/30/00	11/30/99	11/30/00	11/30/99

NET SALES	$1,385,436	$1,387,370	$2,716,534	$2,658,914

COST OF SALES	903,332	864,587	1,828,913	1,765,669

	Gross Profit	482,104	522,783	887,621	893,245

OPERATING EXPENSES:
	Selling, General & Administrative	512,475	549,056	979,800	1,087,604
	Product Development	33,484	49,672	69,724	106,337

TOTAL OPERATING EXPENSES	545,959	598,728	1,049,524	1,193,941

LOSS FROM OPERATIONS	(  63,855)	(  75,945)	(  161,903)	(  300,696)

OTHER INCOME (EXPENSE):
	Interest Expense	(   4,653)	(   4,466)	(   9,860)	(   8,171)
	Other Income (Expense), net	482	(   2,817)	956	167,585

TOTAL OTHER INCOME (EXPENSE)	(   4,171)	(   7,283)	(   8,904)	159,414

LOSS BEFORE INCOME TAXES	(  68,026)	(  83,228)	(  170,807)	(  141,282)

INCOME TAXES 	800	--	800	800

NET LOSS	(  68,826)	(  83,228)	(  171,607)	(  142,082)

OTHER COMPREHENSIVE INCOME 	--	--	--	--

COMPREHENSIVE LOSS	$(  68,826)	$(  83,228)	$(  171,607)	$(  142,082)

NET LOSS PER WEIGHTED AVERAGE OF 	COMMON SHARES

Weighted average number of
	common shares	2,098,618	2,049,059	 2,098,618	2,062,502

BASIC	$    (.03)	$     (.04)	$    (.08)	$    (.07)

Weighted average number of shares
	used in calculation of diluted
	earnings per share	2,098,618	2,049,059	2,098,618	2,062,502

DILUTED	$    (.03)	$     (.04)	$    (.08)	$    (.07)




LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


	FOR THE SIX MONTHS ENDED
	11/30/00	11/30/99

Cash flows from operating activities:
	Net loss	$(171,607)	$(142,082)
	Adjustments to reconcile net loss to net
	cash (used in) provided by operating activities:
	Depreciation and amortization	60,384	75,409
	Provision for losses on accounts receivable	( 16,829)	(  5,234)
	Provision for losses on inventory	18,000	22,000
	Common stock issued for services to directors	--	23,170
	Net change in operating assets and liabilities:
	Accounts receivable, net	129,696	119,679
	Inventories	( 74,869)	( 39,257)
	Prepaid expenses	14,989	20,565
	Insurance claim receivable	--	110,000
	Accounts payable and accrued liabilities	65,060	( 81,511)

Net cash (used in) provided by operating activities	24,824	102,739


Cash flows from investing activities:
	Purchases of property and equipment	(  2,400)	(  2,983)

Net cash used in investing activities	(  2,400)	(  2,983)

Cash flows from financing activities:
	Repurchase of common stock	--	(117,550)
	Increase in line of credit	60,000	40,000

Cash flows provided by (used in) by financing activities	60,000	( 77,550)


Net change in cash	82,424	22,206

Cash, beginning of period	103,207	106,292

Cash, end of period	$185,631	$128,498






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





LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(E) Line of Credit

At November 30, 2000, the Company has a $300,000 line of credit with a bank.  Borrowings are
made at prime plus 1.25% (10.75% at November 30, 2000) and are limited to specified
percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2000 was $80,000. The line of credit expires on September 10, 2001.

The line of credit is collateralized by substantially all the assets of the
 Company, including
inventories, receivables, and equipment.  The lending agreement for the line of credit requires,
among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to
tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement.
The Company was in
violation of certain of its debt covenants at November 30, 2000.
A waiver has been requested
but not yet received as of the date of filing.

(F) Commitments and Contingencies

Manufacturing Agreement - The Company has entered into a
 manufacturing subcontractor
agreement whereby, the subcontractor agreed to provide manufacturing services to the Company
through its affiliated entities located in Mexicali, B.C., Mexico.  The
 Company has moved the
majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of
actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation.
  In July 1994, the
Company again renegotiated the agreement, reducing the administrative fee. Effective April 1,
1996, the Company leased  the Mexicali  facility  under a  separate arrangement.  In November
1998, the  Company extended the Manufacturing Agreement through
 December 2003.  The
Company has retained the option to convert the manufacturing operation to a wholly-owned
subsidiary at any time.  Should the Company discontinue operations in Mexico, it is responsible
for the accumulated employee seniority obligation as prescribed by Mexican law. At November
30, 2000, this obligation was approximately $354,000.  Such obligation is contingent in nature
and accordingly has not been accrued in the accompanying balance sheet.

Leases - Lancer conducts its operations in leased facilities located in San Marcos, California and
Mexicali, Mexico.  The San Marcos facility consists of a 9,240 square foot manufacturing and
office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998.  In 1998, Lancer renegotiated the lease and extended the terms to
December 31, 2003.  The Mexicali facility consists of a 16,000 square foot manufacturing and
office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 31, 2003.  Management believes that the properties are currently suitable and
adequate for Lancer's operations.  Future aggregate minimum annual cash lease payments are as
follows:
	Years ending
	May 31, 2001	$  71,963
	May 31, 2002	145,547
	May 31, 2003	148,401
	Thereafter	  75,651
	Total	$441,562
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(F) Commitments and Contingencies - continued

Listing Requirements - The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c).
  As of November 30,
2000, the Company was in compliance with these requirements.
NASDAQ had advised the Company on January 5, 2001, that it was not in compliance with the minimum market value of public float and that the Company was being afforded a ninety day grace period, until April 5, 2001, to remedy this deficiency or be de-listed from the NASDAQ SmallCap Stock Market.

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

During the quarter six months ended November 30, 2000, the Company granted 157,000 options
to purchase shares of the Company's common stock at an exercise price of $.875 to certain employees of the Company, with one half vested immediately and the other half vesting one year
from the grant date.  The options have a term of five years.

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


LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(I) Net Loss per Common Share and Dividends - continued

	EARNINGS PER SHARE (UNAUDITED)
	FOR THE THREE	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	11/30/00	11/30/99	11/30/00	11/30/99

	Basic Loss per Share:

Net loss	$(  68,826)	$(  83,228)	$( 171,607)	$( 142,082)

Net loss applicable to
	common shareholders	$(  68,826)	$(  83,228)	$( 171,607)	$( 142,082)

Weighted average number of
	common shares	2,098,618	2,049,059	2,098,618	2,062,502

Basic loss per share	$(    .03)	$(    .04)	$(    .08)	$(    .07)

	Diluted Loss per Share:

Net loss from primary income
	per common share	$(  68,826)	$(  83,228)	$( 171,607)	$( 142,082)

Net loss for diluted
	earnings per share	$(  68,826)	$(  83,228)	$( 171,607)	$( 142,082)

Weighted average number of shares
	used in calculation of diluted
	earnings per share	2,098,618	2,049,059	2,098,618	2,062,502

Diluted loss per share	$(    .03)	$(    .04)	$(    .08)	$(    .07)



LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(J) Financial Information About Foreign and Domestic Operations and Export Sales

	FOR THE SIX MONTHS ENDED
	11/30/00	11/30/99
Sales to unaffiliated customers:
	United States	$1,386,874	$1,659,302
	Europe	864,442	568,011
	South America	166,338	171,951
	Other Foreign	298,880	259,650
		$2,716,534	$2,658,914

	No other geographic concentrations exist where net sales exceed 10% of total net sales.

	Sales or transfers between geographic areas	none	none

	Operating loss:
	United States	$(197,726)	$(200,071)
	Europe	23,289	( 57,178)
	South America	4,482	( 17,309)
	Other Foreign	8,052	( 26,138)
		$(161,903)	$(300,696)


LANCER ORTHODONTICS, INC.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

For the six months ended November 30, 2000, net loss increased from a net loss of $142,082 at
November 30, 1999, to a net loss of $171,607 at November 30, 2000.
  For the three months
ended November 30, 2000, net loss decreased from a net loss of
 $83,228 at November 30, 1999,
to a net loss of $68,826 at November 30, 2000. The six month increase in net loss is primarily attributable to the 1999 other income of insurance claim proceeds.
  The three month decrease in
net loss is primarily attributable to the decrease in operating expenses, offset by the decrease in
sales.

For the six months ended November 30, 2000, net sales increased
 $57,620 (2.2%) as compared
to the year earlier period.  For the three months ended November 30,
 2000, net sales decreased
$1,934 (.1%) as compared to the year earlier period. International net sales increased $330,048
(33.0%) and $118,693 (21.0%), respectively, for the six months and three months ended
November 30, 2000, as compared to the year earlier period.  The increase in sales was primarily
in Europe. Domestic net sales decreased $272,428 (16.4%) and $120,627 (14.7%), respectively, for the six months and three months ended November 30, 2000, as compared to the year earlier period. This decrease is primarily attributable to increased discounting due to competition pressures.

For the six months ended November 30, 2000, cost of sales as a percentage of sales (67.3%),
increased .1% compared to the year earlier period.  For the three months ended November 30,
2000, cost of sales as a percentage of sales (65.2%), increased
 .3% compared to the year earlier
period. The increase is primarily attributable to increased production costs.

For the six months ended November 30, 2000, selling and genera l and administrative expenses decreased $107,804 (9.9%) compared to the year earlier period.
 For the three months ended
November 30, 2000, selling and general and administrative expenses decreased $36,581 (6.7%)
as compared to the year earlier period.  The decrease is primarily attributable to a decrease in
labor costs and commissions.

For the six months ended November 30, 2000, product development expenses decreased $36,613
(34.4%) as compared to the year earlier period.  For the three months ended November 30, 2000,
product development expenses decreased $16,188 (32.6%) compared to the year earlier period.
The decrease is primarily attributable to the discontinuance of dental amalgam development.



LANCER ORTHODONTICS, INC.

For the six months ended November 30, 2000, interest expense increased $1,689 (20.7%) as
compared to the year earlier period.  For the three months ended
November 30, 2000, interest
expense increased $187 (4.2%) as compared to the year earlier period. The increase is primarily attributable to borrowings against the line of credit and an increase in the interest rate.

For the six months ended November 30, 1999, other income of
 $169,672 was realized from the
insurance claim settlement of $279,672 for the theft of inventory at the Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost at May 31, 1999.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at November 30, 2000 and its previous two fiscal year ends
was as follows:
	11/30/00	05/31/00	05/31/99
Current Assets	$3,407,359	$3,395,922	$3,827,011
Current Liabilities	806,427	681,367	888,820
Working Capital	2,600,932	2,714,555	2,938,191
Bank Debt	220,000	160,000	180,000
Shareholder Equity	2,902,426	3,074,033	3,438,301
Total Assets	3,708,853	3,755,400	4,327,121

Cash increased $82,424 during the six months ended November 30, 2000.

Working capital decreased $113,623 during the six months ended
 November 30, 2000, primarily
attributable to a decrease in sales, partially offset by an increase in inventories and cash. The
Company expects to meet its cash requirements out of its cash reserves, cash flow, and line of credit.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS  Not Applicable

Item 2.	CHANGES IN SECURITIES

	During the six months ended November 30, 2000, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price
of $.875 to certain employees of the Company, which vest ratably over a term of two years and have a term of five years.

Item 3.	DEFAULTS UPON SENIOR SECURITIES  Not Applicable


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company's 2000 annual meeting of shareholders was held
on November 20, 2000.

b.	The following nominees were elected directors:
	Zackary Irani	Janet Moore	Douglas Miller	Robert Orlando

c.	Summary of voting for directors:

	For	Against	Abstentions
Zackary Irani	1,830,199	0	12,247
Douglas Miller	1,830,199	0	12,247
Janet Moore	1,830,199	0	12,247
Robert Orlando	1,830,199	0	12,247

Total Response	1,842,446

There were no broker non-votes.

d.	Approval of 2000 Stock Incentive Plan:

	For	Against	Abstentions
	1,275,229	45,104	2,800

	There were 519,313 broker non-votes.

Item 5.	OTHER INFORMATION  Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	There were no Form 8-k reports filed during the quarter.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly
caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	LANCER ORTHODONTICS, INC.
	Registrant



Date January 12, 2001	By /s/ Douglas D. Miller
	Douglas D. Miller,
	President and Chief Operating Officer