Form 10QSB/A
period 2000-11-30
LANCER ORTHODONTICS INC /CA/
filed 2001-01-19
CIK 57538

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
11/30/00

ASSETS

CURRENT ASSETS:
	Cash	$  185,631
	Accounts Receivable, less allowances for sales
	returns and doubtful receivables of $158,171	1,119,903
	Inventories, net of reserve of $128,167	2,070,114
	Prepaid Expenses	     31,711
	Total Current Assets	3,407,359

PROPERTY AND EQUIPMENT, at cost	2,406,129
	Less:  Accumulated depreciation	(2,310,145)
	     95,984
INTANGIBLE ASSETS:
	Marketing and Distribution Rights, net	97,525
	Technology Use Rights, net	   101,425
	   198,950
OTHER ASSETS	       6,560
	Total Assets	$3,708,853

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts Payable and Accrued Liabilities	$   586,427
	Line of Credit	   220,000
	Total Current Liabilities	   806,427

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY:
	Redeemable Convertible Preferred Stock, Series C, $.06 noncumulative annual dividend; $.75 par value: Authorized 250,000 shares; no shares
	issued and outstanding ($.75 liquidation preference)	--
	Redeemable Convertible Preferred Stock, Series D, $.04 noncumulative annual dividend; $.50 par value: Authorized 500,000 shares; 0 shares
	issued and outstanding ($.50 liquidation preference).	--
	Common Stock, no par value: Authorized 50,000,000 shares; issued and
	outstanding 2,098,618	4,815,074
	Accumulated Deficit	(1,912,648)
	Total Stockholders' Equity	2,902,426
	Total Liabilities and Stockholders' Equity	$3,708,853



LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	FOR THE THREE	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	    11/30/00	11/30/99	    11/30/00	11/30/99

NET SALES	$1,385,436	$1,387,370	$2,716,534	$2,658,914

COST OF SALES	   903,332	   864,587	1,828,913	1,765,669

	Gross Profit	   482,104	   522,783	   887,621	   893,245

OPERATING EXPENSES:
	Selling, General & Administrative	512,475	549,056	979,800	1,087,604
	Product Development	     33,484	     49,672	     69,724	   106,337

TOTAL OPERATING EXPENSES	   545,959	   598,728	1,049,524	1,193,941

LOSS FROM OPERATIONS	(  63,855)	(  75,945)	( 161,903)	( 300,696)

OTHER INCOME (EXPENSE):
	Interest Expense	(   4,653)	(   4,466)	(   9,860)	(   8,171)
	Other Income (Expense), net	       482	(   2,817)	       956	   167,585

TOTAL OTHER INCOME (EXPENSE)	(   4,171)	(   7,283)	(   8,904)	   159,414

LOSS BEFORE INCOME TAXES	(  68,026)	(  83,228)	( 170,807)	( 141,282)

INCOME TAXES 	       800	       --	      800	      800

NET LOSS	(  68,826)	(  83,228)	 ( 171,607)	( 142,082)

OTHER COMPREHENSIVE INCOME 	        --	       --	       --	       --

COMPREHENSIVE LOSS	$(  68,826)	$(  83,228)	$( 171,607)	$( 142,082)

NET LOSS PER WEIGHTED AVERAGE OF 	COMMON SHARES

Weighted average number of
	common shares	2,098,618	2,049,059	 2,098,618	2,062,502

BASIC	$    (.03)	$    (.04)	$    (.08)	$    (.07)

Weighted average number of shares
	used in calculation of diluted
	earnings per share	2,098,618	2,049,059	2,098,618	2,062,502

DILUTED	$    (.03)	$    (.04)	$    (.08)	$    (.07)




LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


	FOR THE SIX MONTHS ENDED
		11/30/00	11/30/99

Cash flows from operating activities:
	Net loss	$(171,607)	$(142,082)
	Adjustments to reconcile net loss to net
	cash provided by operating activities:
	Depreciation and amortization	60,384	75,409
	Provision for losses on accounts receivable	( 16,829)	(  5,234)
	Provision for losses on inventory	18,000	22,000
	Common stock issued for services to directors	--	23,170
	Net change in operating assets and liabilities:
	Accounts receivable, net	129,696	119,679
	Inventories	( 74,869)	( 39,257)
	Prepaid expenses	14,989	20,565
	Insurance claim receivable	--	110,000
	Accounts payable and accrued liabilities	  65,060	( 81,511)

Net cash provided by operating activities	  24,824	102,739


Cash flows from investing activities:
	Purchases of property and equipment	(  2,400)	(  2,983)

Net cash used in investing activities	(  2,400)	(  2,983)

Cash flows from financing activities:
	Repurchase of common stock	--	(117,550)
	Increase in line of credit	  60,000	  40,000

Cash flows provided by (used in) by financing activities	  60,000	( 77,550)


Net change in cash	82,424	22,206

Cash, beginning of period	103,207	106,292

Cash, end of period	$185,631	$128,498





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
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(F) Commitments and Contingencies - continued

Listing Requirements - The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace
Rule 4310(c). In a letter dated November 10, 2000, NASDAQ had advised the Company that it was not in compliance with the minimum bid price required for listing. The Company was being afforded a ninety-day grace period, until February 8, 2001, to remedy this deficiency. If the deficiency is not remedied by then, the Company's stock will trade under the Bulletin Board rather than on the NASDAQ SmallCap Stock Market.

NASDAQ also advised the Company on January 5, 2001, that it was not in compliance with the minimum market value of public float and that the Company was being afforded a ninety-day grace period, until April 5, 2001, to remedy this deficiency. If the deficiency is not remedied by then, the Company's stock will trade under the Bulletin Board rather than on the NASDAQ SmallCap Stock Market.

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

For the six months ended November 30, 2000, cost of sales as a percentage of sales (67.3%), increased .1% compared to the year earlier period. For the three months ended November 30, 2000, cost of sales as a percentage of sales (65.2%), increased 2.9% compared to the year earlier period. The increase is primarily attributable to increased production costs.

For the six months ended November 30, 2000, selling and general and administrative expenses decreased $107,804 (9.9%) compared to the year earlier period. For the three months ended November 30, 2000, selling and general and administrative expenses decreased $36,581 (6.7%) as compared to the year earlier period. The decrease is primarily attributable to a decrease in labor costs and commissions.

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

a. The Company's 2000 annual meeting of shareholders was held on
b. November 20, 2000.

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


	   LANCER ORTHODONTICS, INC.
	Registrant



Date January 18, 2001	By /s/ Douglas D. Miller
	Douglas D. Miller,
	President and Chief Operating Officer