Form 10QSB
period 2001-02-28
LANCER ORTHODONTICS INC /CA/
filed 2001-04-16
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act
of 1934

For Quarter Ended February 28, 2001	Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

	CALIFORNIA			95-2497155
	(State or Other Jurisdiction of		(I.R.S. Employer
	  Incorporation or Organization)		  Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:	(760) 744-5585

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

	Yes	    X		No

State the number of shares outstanding of each of the issuer's classes of
common equity, as of April 16, 2001:  2,098,619

Traditional small business disclosure format (check one):

	Yes	    X		No



PART I.	FINANCIAL INFORMATION

Item 1.	SUMMARIZED FINANCIAL INFORMATION

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
02/28/01

ASSETS

CURRENT ASSETS:
	Cash	$  237,351
	Accounts Receivable, less allowances for sales
	returns and doubtful receivables of $158,224	1,035,593
	Inventories, net of reserve of $137,167	2,151,054
	Prepaid Expenses	     27,237
	Total Current Assets	3,451,235

PROPERTY AND EQUIPMENT, at cost	2,406,129
	Less:  Accumulated depreciation	(2,321,938)
	     84,191
INTANGIBLE ASSETS:
	Marketing and Distribution Rights, net	91,300
	Technology Use Rights, net	     89,251
	   180,551
OTHER ASSETS	     13,522
	Total Assets	$3,729,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts Payable and Accrued Liabilities	$   627,218
	Line of Credit	   180,000
	Total Current Liabilities	   807,218

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY:
	Redeemable Convertible Preferred Stock, Series C, $.06 noncumulative annual dividend; $.75 par value: Authorized 250,000 shares; no shares
	issued and outstanding ($.75 liquidation preference)	--
	Redeemable Convertible Preferred Stock, Series D, $.04
noncumulative
	annual dividend; $.50 par value: Authorized 500,000 shares; 0 shares
	issued and outstanding ($.50 liquidation preference).	--
	Common Stock, no par value: Authorized 50,000,000 shares; issued
and
	outstanding 2,098,619	4,815,074
	Accumulated Deficit	(1,892,793)
	Total Stockholders' Equity	2,922,281
	Total Liabilities and Stockholders' Equity	$3,729,499



LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	FOR THE THREE	FOR THE
NINE
	MONTHS ENDED	MONTHS
ENDED
	    02/28/01	02/29/00	    02/28/01	02/29/00

NET SALES	$1,512,970	$1,372,209	$4,229,504	$4,031,123

COST OF SALES	   932,147	   967,936	2,761,060	2,733,605

	Gross Profit	   580,823	   404,273	1,468,444	1,297,518

OPERATING EXPENSES:
	Selling, General & Administrative	546,248	525,224	1,526,048
	1,612,829
	Product Development	       9,649	     32,032	     79,373
138,368

TOTAL OPERATING EXPENSES	   555,897	   557,256	1,605,421	1,751,197

INCOME (LOSS) FROM OPERATIONS	     24,926	(   152,983)	(   136,977)
(   453,679)

OTHER INCOME (EXPENSE):
	Interest Expense	(       5,543)	(       5,137)	(     15,404)
(     13,308)
	Other Income (Expense), net	          471	       4,660
1,428	   172,245

TOTAL OTHER INCOME (EXPENSE)	(       5,072)	(          477)
(     13,976)	   158,937

INCOME (LOSS) BEFORE
	INCOME TAXES	19,854	(   153,460)	(   150,953)
(   294,742)

INCOME TAXES 	            --	            --	          800
          800

NET INCOME (LOSS)	19,854	(   153,460)	(   151,753)
(   295,542)

OTHER COMPREHENSIVE INCOME 	          --	           --
          --	             --
COMPREHENSIVE INCOME (LOSS)	$    19,854	$(   153,460)
$(   151,753)
$(   295,542)

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF 	COMMON SHARES

Weighted average number of
	common shares	2,098,619	2,018,262	2,098,619	2,047,809

BASIC	$         .01	$       (.08)	$       (.07)
$       (.14)

Weighted average number of shares
	used in calculation of diluted
	earnings per share	2,098,619	2,018,262	2,098,619
2,047,809

DILUTED	$        .01	$      (.08)	$      (.07)
$      (.14)

LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


	FOR THE NINE MONTHS ENDED
		02/28/01	02/29/00

Cash flows from operating activities:
	Net loss	$(151,753)	$(295,542)
	Adjustments to reconcile net loss to net
	cash provided by operating activities:
	Depreciation and amortization	90,576	113,113
	Provision for losses on accounts receivable
(  16,776)	(    3,425)
	Provision for losses on inventory	27,000	24,000
	Common stock issued for services to directors	--	23,170
	Net change in operating assets and liabilities:
	Accounts receivable	213,953	131,905
	Inventories	(164,809)	13,069
	Prepaid expenses	19,463	23,443
	Insurance claim receivable	--	110,000
	Refundable Utility Deposits	(    6,961)
	Accounts payable and accrued liabilities	105,851	(    3,705)

Net cash provided by operating activities	116,544	136,028


Cash flows from investing activities:
	Purchases of property and equipment	(    2,400)	(    6,683)

Net cash used in investing activities	(    2,400)	(    6,683)

Cash flows from financing activities:
	Repurchase of common stock	--	(117,883)
	Increase in line of credit	  20,000	  40,000

Cash flows provided by (used in) by financing activities	  20,000
(  77,883)


Net change in cash	134,144	51,462

Cash, beginning of period	103,207	106,292

Cash, end of period	$237,351	$157,754

Supplemental disclosure of cash flow information:
	Cash paid for:
	Interest	$  15,404	$  13,308
	Taxes	$       800	$       800





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





LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(E) Line of Credit

At February 28, 2001, the Company has a $300,000 line of credit with a bank.
Borrowings are made at prime plus 1.25% (9.75% at February 28, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at February 28, 2001 was $120,000. The line of credit expires on
September 10, 2001.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of
$2,800,000 and a debt to tangible net worth ratio of no more than 1 to
1.  The Company is
not required to maintain compensating balances in connection with this lending agreement. The Company was in violation of certain of its debt covenants at February
28, 2001. A waiver has been requested but not yet received as of the date of filing.

(F) Commitments and Contingencies

Manufacturing Agreement - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico.
The Company has moved the majority of its manufacturing operations to Mexico. In
December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the
Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At
February 28, 2001, this obligation was approximately $379,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

Leases - Lancer conducts its operations in leased facilities located in San Marcos,
California and Mexicali, Mexico. The San Marcos facility consists of a 9,240 square foot manufacturing and office building. The term of the initial lease was for five years commencing January 1, 1994 and ending December 31, 1998.  In 1998,
Lancer
renegotiated the lease and extended the terms to December 31, 2003.
The Mexicali
facility consists of a 16,000 square foot manufacturing and office building. The term of the lease is for sixty months commencing November 1, 1998 and ending October 31, 2003. Management believes that the properties are currently suitable and adequate for
Lancer's operations.  Future aggregate minimum annual cash lease payments are as
follows:
	Years ending
	May 31, 2001	$  38,951
	May 31, 2002	145,547
	May 31, 2003	148,401
	Thereafter	  75,651
	Total	$408,550
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(F) Commitments and Contingencies - continued

Mexico Operations - The Company is in the process of converting Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de
Mexico (Lancer de Mexico). This division will administer services currently provided by an independent manufacturing contractor. A new lease is being negotiated for the 16,000 square foot facility currently used for Lancer's Mexican operations. The new lease will replace the sub-lease currently in effect with the independent contractor. Utility and
Mexican vendor obligations are also being converted to the Lancer de
Mexico name.
This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.

Cash at February 28, 2001 on the accompanying balance sheet includes a Lancer de
Mexico peso bank account converted to approximately $800 USD.

Listing Requirements - In a letter dated November 10, 2000, NASDAQ had advised the Company that it was not in compliance with the minimum bid price required for listing on the Nasdaq National Market. The Company was being afforded a ninety-day grace period, until February 8, 2001, to remedy this deficiency.

NASDAQ also advised the Company on January 5, 2001, that it was not in compliance with the minimum market value of public float and that the Company was being afforded a ninety-day grace period, until April 5, 2001, to remedy this deficiency.

A hearing before a Nasdaq panel was held on March 23, 2001 in Washington D.C.
regarding the proposed delisting of the Company's stock. A letter dated March 30, 2001 stated that the panel determined to delist the Company's securities from the Nasdaq Stock
Market effective with the open of business Monday, April 2, 2001. The Company's stock will thereafter trade on the OTC Bulletin Board.

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


LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(H) Stockholders' Equity

Common Stock - On February 5, 2001, the Board of Directors approved a reverse stock split at a rate of 2 shares converted to 1 share. Written consents from stockholders holding 1,100,246 shares of Common Stock (approximately 52% of issued and outstanding stock) were received on March 1, 2001 approving the split. On the record date of February 21, 2001, there were 2,098,619 shares issued and outstanding. These shares will be converted into approximately 1,049,000 shares of Common Stock. A SEC
Schedule 14C Information Statement was mailed on March 26, 2001 to stockholders of record. The reverse stock split will be effective on April 15, 2001.

Stock Options - The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to four years from the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the
Board of Directors. The Company's shareholders have authorized a total of 357,143 shares to be available for grant under the Company's stock option plan. Options granted prior to May 31, 1995, generally vested on the date of grant and expired through August
1999.

During the nine months ended February 28, 2001, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $.875 to certain employees of the Company, with one half vested immediately and the other half vesting one year from the grant date. The options have a term of five years.

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


LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(I) Net Loss per Common Share and Dividends - continued

	EARNINGS PER SHARE (UNAUDITED)
	FOR THE THREE	FOR THE
NINE
	MONTHS ENDED	MONTHS
ENDED
		02/28/01	02/29/00		02/28/01	02/29/00

	Basic Earnings (Loss) per Share:

Net income (loss)	$     19,854	$(  153,460)	$(  151,753)
$(  295,542)

Net income (loss) applicable to
	common shareholders	$     19,854	$(  153,460)
$(  151,753)	$(  295,542)

Weighted average number of
	common shares	2,098,619	2,018,262	2,098,619	2,047,809

Basic income (loss) per share	$          .01	$(         .08)
$(         .07)	$(         .14)

	Diluted Earnings (Loss) per Share:

Net income (loss) from primary income
	 per common share	$     19,854	$(   153,460)	$(   151,753)

$(   295,542)

Net income (loss) for diluted
	earnings per share	$     19,854	$(   153,460)
$(   151,753)	$(   295,542)

Weighted average number of shares
	used in calculation of diluted
	earnings per share	2,098,619	2,018,262	2,098,619
2,047,809

Diluted earnings (loss) per share	$          .01	$(         .08)
$(         .07)	$(         .14)



LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(J) Financial Information About Foreign and Domestic Operations and Export
Sales

	FOR THE NINE MONTHS
ENDED
		02/28/01
	02/29/00
	Sales to unaffiliated customers:
	United States	$2,134,981	$2,383,087
	Europe	1,373,921	996,214
	South America	267,532	218,225
	Other Foreign	   453,070	     433,597
		$4,229,504	$4,031,123

	No other geographic concentrations exist where net sales exceed 10% of total net sales.

	Sales or transfers between geographic areas	none	none

	Operating loss:
	United States	$(254,971)	$(336,572)
	Europe	77,400	(  70,790)
	South America	15,070	(  15,507)
	Other Foreign	  25,524	(  30,810)
		$(136,977)	$(453,679)

(K) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the Company's fiscal year 2002, as deferred by SFAS No 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the Company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the Company's consolidated financial statements.


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

RESULTS OF OPERATIONS

For the nine months ended February 28, 2001, net income increased from a net loss of
$295,542 at February 29, 2000, to a net loss of $151,753 at February 28, 2001. For the three months ended February 28, 2001, net income increased from a net loss of $153,460 at February 29, 2000, to a net profit of $19,854 at February 28, 2001. The increase is primarily attributable to the increase in sales.

For the nine months ended February 28, 2001, net sales increased $198,381 (4.9%) as compared to the year earlier period. For the three months ended February 28, 2001, net sales increased $140,761 (10.3%) as compared to the year earlier period. International net sales increased $446,487 (27.1%) and $116,439 (18.0%), respectively, for the nine
months and three months ended February 28, 2001, as compared to the year earlier period. The increase in sales was primarily in Europe. Domestic net sales decreased
$248,106 (10.4%) for the nine months ended February 28, 2001, as compared to the year earlier period. This decrease is primarily attributable to increased discounting due to competition pressures. Domestic net sales increased $24,322 (3.4%) for the three months ended February 28, 2001, as compared to the year earlier period. The increase is primarily attributable to aggressive marketing techniques and the introduction of new products.

For the nine months ended February 28, 2001, cost of sales as a percentage of sales
(65.3%), decreased 2.5% compared to the year earlier period. For the three months ended
February 28, 2001. cost of sales as a percentage of sales (61.6%), decreased 8.9% compared to the year earlier period. The decrease is primarily attributable to decreased production costs.

For the nine months ended February 28, 2001, selling and general and administrative expenses decreased $86,781 (5.4%) compared to the year earlier period. The decrease is primarily attributable to a decrease in labor costs and commissions. For the three months ended February 28, 2001, selling and general and administrative expenses increased
$21,024 (4.0%) as compared to the year earlier period. The increase is primarily attributable to non-recurring sales labor costs due to termination of personnel and an increase in sales commissions, partially offset by a decrease in general and administrative labor costs.





LANCER ORTHODONTICS, INC.

For the nine months ended February 28, 2001, product development expenses decreased
$58,995 (42.6%) as compared to the year earlier period. For the three months ended
February 28, 2001, product development expenses decreased $22,383 (69.9%) compared to the year earlier period. The decrease is primarily attributable to the discontinuance of dental amalgam development and the reclassification of labor costs.

For the nine months ended February 28, 2001, interest expense increased $2,096 (15.8%)
as compared to the year earlier period. For the three months ended February 28, 2001, interest expense increased $406 (7.9%) as compared to the year earlier period. The increase is primarily attributable to borrowings against the line of credit and an increase in the interest rate.

For the nine months ended February 29, 1999, other income of $169,672 was realized from the insurance claim settlement of $279,672 for the theft of inventory at the
Company's Mexicali facility, less $110,000 insurance claim receivable valued at cost at
May 31, 1999.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at February 28, 2001 and its previous two fiscal
year ends was as follows:
	02/28/01	05/31/00
	05/31/99
Current Assets	$3,451,235	$3,395,922	$3,827,011
Current Liabilities	807,218	681,367	888,820
Working Capital	2,644,017	2,714,555	2,938,191
Bank Debt	180,000	160,000	180,000
Shareholder Equity	2,922,281	3,074,033	3,438,301
Total Assets	3,729,499	3,755,400	4,327,121

Cash increased $134,144 during the nine months ended February 28, 2001.

Working capital decreased $70,538 during the nine months ended February
28, 2001,
primarily attributable to a decrease in receivables and an increase in payables, partially offset by an increase in inventories and cash. The Company expects to meet its cash requirements out of its cash reserves, cash flow, and line of credit.

The $300,000 line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ration of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in violation of certain of its debt covenants at February 28, 2001. A waiver has been requested but not yet received as of the date of filing.


PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS  Not Applicable

Item 2.	CHANGES IN SECURITIES  Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On February 5, 2001, the Board of Directors approved a reverse stock split at a rate of 2 shares converted to 1 share. Written consents from stockholders holding 1,100,246 shares of Common Stock (approximately 52% of issued and outstanding stock) were received on March 1, 2001 approving the split. On the record date of February 21, 2001, there were 2,098,619 shares issued and outstanding.
  A SEC Schedule 14C Information Statement was mailed on March 26, 2001 to stockholders of record.

A hearing before a Nasdaq panel was held on March 23, 2001 in Washington D.C. regarding the proposed delisting of the Company's stock. A letter dated March 30, 2001 stated that the panel determined to delist the Company's securities from the Nasdaq Stock Market effective with the open of business Monday, April 2, 2001. The Board of Directors voted on April 2, 2001, to cancel the reverse stock split since the purpose of the split was to prevent delisting.


Item 5.	OTHER INFORMATION  Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	There were no Form 8-k reports filed during the quarter.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	   LANCER ORTHODONTICS,
INC.
	Registrant



Date April 16, 2001	By /s/ Douglas D. Miller
	Douglas D. Miller,
	President and Chief Operating
Officer