Form 10KSB
period 2001-05-31
LANCER ORTHODONTICS INC /CA/
filed 2001-08-29
CIK 57538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington DC 20549
Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(No fee required)

For the Fiscal Year Ended May 31, 2001	Commission File No. 0-5920

		LANCER ORTHODONTICS, INC.
(Name of small business issuer in its charter)

	CALIFORNIA			95-2497155
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

	253 Pawnee Street, San Marcos, California			92069-2437
	(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:		(760) 744-5585
Securities Registered Pursuant to Section 12(b) of the Act:		NONE
Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock,
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

Issuer's revenue for its most recent fiscal year $5,927,603.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on the OTC Bulletin Board, on August 27, 2001 was approximately $219,306.

The number of shares of Issuer's no par value common stock outstanding as of August 27, 2001, was
2,098,620.

Documents Incorporated by Reference:
1. Portions of Issuer's Proxy Statement for the Annual Meeting of
2. Shareholders to be held on
November 12, 2001, are incorporated by reference into Part III.


PART I

Item 1.	DESCRIPTION OF BUSINESS

General Development of Business

Lancer Orthodontics, Inc. ("Lancer") was incorporated in California on August 25, 1967. Lancer conducts its operations at one facility which is located at 253 Pawnee Street,
 San Marcos, California
92069-2347. Since its inception, Lancer has been engaged in the business of manufacturing and marketing orthodontic products.

In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, Lancer moved the majority of its manufacturing operations to Mexico. Under the terms of the original agreement, the subcontractor manufactured Lancer's products charging Lancer an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increased, the hourly rate decreased. In December 1992, Lancer renegotiated the agreement changing from an hourly rate per employee cost to a pass through of actual costs plus a weekly administrative fee. The new agreement gives Lancer greater control over all costs associated with the manufacturing operation. In July 1994,
Lancer again renegotiated the agreement reducing the administrative fee and extending the agreement through June 1998. In March 1996, Lancer agreed to extend the agreement through October 1998.
Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Effective
November 1, 1998, the subcontractor agreement and lease were extended to October 31, 2000.
Currently the manufacturing agreement is operated month to month. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2001, this obligation was approximately $361,000.
  Such obligation is
contingent in nature and accordingly has not been accrued in Lancer's financial statements.

The Company is in the process of converting Mexican assets and obligations to its own division, a
Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico).
  This division will
administer services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1, 2001, for the 16,000 square foot facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2001.

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

Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2001 fiscal year, Lancer had seven sales representatives, all in the United States, all of whom are employees of Lancer.

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

For the fiscal years ended May 31, 2001 and 2000, sales by class of product are:

	Class of Product		2001			2000
	Manufactured Products	$4,609,000	$4,641,000
	Resale Products	1,319,000	1,010,000
	TOTAL	$5,928,000	$5,651,000

Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

Financial Information About Foreign and Domestic Operations and Export Sales.
  For the fiscal
years ended May 31, 2001 and 2000:
			2001			2000
	Sales to unaffiliated customers:
	United States	$3,018,000	$3,133,000
	Europe	1,852,000	1,379,000
	South America	415,000	489,000
	Other Foreign	   643,000	   650,000
		$5,928,000	$5,651,000

	No other geographic concentrations exist where net sales exceed 10% of total net sales.

	Long-lived assets:
	United States	$  33,000	$  47,000
	Mexico 	  45,000	  70,000
		$  78,000	$117,000


CE Certification. Effective June 18, 1998, fifteen major European countries are requiring a CE
(European Community) certification to sell products within their countries. In order to obtain this CE certification, Lancer retained British Standards Institution (BSI) to evaluate Lancer's quality system.
Lancer's quality system is imaged under International Standards Organization
(ISO) 9002.  ISO 9002
is an internationally recognized standard in which companies establish their methods of operation and commitment to quality. There are 20 clauses for which Lancer has developed standard operating procedures in accordance with these ISO 9002 requirements.

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

Sources and Availability of Raw Materials. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its
2001 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

Customers, Backlog, and Seasonality of Business. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers.
  No customer of Lancer's
accounted for 10% or more of Lancer's sales in the fiscal years ended
May 31, 2001 and 2000.
Lancer's backlog at May 31, 2001 and 2000, was $167,000 and $146,000, respectively.  Lancer's
business has not been subject to significant seasonal fluctuations.


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

Product Development and Improvement. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. The total costs incurred by Lancer on product development activities were approximately
$72,000 and $184,000 for the fiscal years ended May 31, 2001 and 2000, respectively.

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

Employees. As of August 14, 2001, Lancer had 40 employees, 3 part time. Additionally, Lancer, through its Mexican subcontractor, employed approximately 129 people in Mexico.

Item 2.	PROPERTIES

The Company leases its main facility under a non-cancelable operating lease expiring December 31,
2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in
1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $11,032 at
May 31, 2001, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2001 and 2000 was approximately
$69,000.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the years ended May 31, 2001 and 2000, was approximately $74,000.

Future aggregate minimum annual cash lease payments are as follows:

	Years ending
	May 31, 2002	$133,543
	May 31, 2003	136,397
	May 31, 2004	106,511
	May 31, 2005	62,292
	May 31, 2006	  51,910
		$490,653

Item 3.	LEGAL PROCEEDINGS - Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 2001.

PART II

Item 5.	MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER
	MATTERS

Approximate high and low sales prices for Lancer's common stock, as reported by NASDAQ or based on a graph provided by MSN, for the last two years are presented below.
  The market for
Lancer's stock is limited and sporadic and is traded under the symbol LANZ.

	Quarter Ended		High  	Low
	August 31, 1999	$1.22	$  .69
	November 30, 1999	$1.06	$  .75
	February 28, 2000	$2.25	$  .72
	May 31, 2000	$1.88	$  .94
	August 31, 2000	$1.43	$  .75
	November 30, 2000	$1.39	$  .39
	February 28, 2001	$1.50	$  .14
	May 31, 2001	$  .54	$  .21
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

The Company's stock is now traded on the OTC Bulletin Board.

The approximate number of beneficial holders of Lancer's common stock at May 31, 2001, was 479.

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

Result of Operations

For the fiscal year ended May 31, 2001, net sales increased $277,091 (4.9%) from $5,650,512 in 2000 to
$5,927,603 in 2001. International net sales increased $391,485 (15.6%) from $2,517,780 in 2000 to
$2,909,265 in 2001. This increase is primarily in European sales. Domestic net sales decreased $114,394
(3.7%) from $3,132,732 in 2000 to $3,018,338 in 2001.  This decrease is primarily attributable to
continuing increased discounting due to competition pressures. Management believes that if the trend in increased discounting continues, it could be significant to ongoing operations. Lancer continues to search for new sales representatives, distributors, private label customers, products, and product ideas, any of which, if successful, should result in increased sales.

Cost of sales, as a percentage of sales, decreased 1.0% from 68.4% in fiscal 2000 to 67.4% in fiscal
2001.  The decrease is primarily attributable to the sales product mix.

Selling expenses decreased $86,743 (5.3%) from $1,638,804 in 2000 to $1,552,061 in 2001. The decrease is primarily attributable to decreases in labor costs of $56,547 and travel expenses of $71,019, partially offset by increases in bad debt expense and other expenses.
In fiscal 2001, an additional $24,308
of bad debt expense was incurred as a reserve for international receivables.

General and Administrative expenses decreased $57,909 (12.4%) from $465,387 in 2000 to $407,478 in 2001. The decrease is primarily attributable to an decrease in labor costs of $54,340.

Product Development expenses decreased $112,744 (61.2%) from $184,249 in 2000 to $71,505 in 2001.
The decrease is primarily attributable to a halt in the development of a dental amalgam.

Interest expense increased $369 (1.9%) from $19,562 in 2000 to $19,931 in 2001. The increase is primarily attributable to an increase in the interest rate.

Financial Condition, Liquidity, and Capital Resources

During fiscal 2001, management negotiated a renewal of Lancer's line of credit through September 10, 2001.
The line of credit allows for borrowing up to $300,000 and is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2001 was $140,000. The unused portion available under the line of credit at May 31, 2001, was approximately $160,000. Borrowings bear interest at prime plus 1.25% per annum (8.25% at May 31, 2001).

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in violation of certain of its debt covenants at May 31, 2001.
A waiver has been requested but not yet received as of the date of filing.

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital decreased $17,055 (.6%) from $2,714,555 in 2000 to $2,697,500 in 2001.  The decrease
is primarily attributable to a decrease in receivables and an increase in payables, partially offset by an increase in inventories and cash.

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings for the foreseeable future.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101,
Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the
Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44
("FIN 44"), "Accounting for Certain Transactions involving Stock
Compensation." The adoption of this
Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.



In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001.
  In addition, SFAS 141
addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No.
 142 ("SFAS 142"),
"Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after
December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

Item 7.	FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES - Not Applicable

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders to be held
November 12, 2001, which will be filed
with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31,
2001, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders to be held November 12, 2001, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2001, is also incorporated herein by reference. Information regarding Section 16 compliance, set forth under caption "Section 16
Compliance" in the annual proxy statement for the annual meeting of shareholders to be held November
12, 2001, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2001, is incorporated herein by reference.

Item 10.	 EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee
Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders to be held November 12, 2001, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2001, is incorporated herein by reference.



Item 11.	 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the
Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders to be
held November 12, 2001, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2001, is incorporated herein by reference.

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

No reports on Form 8-K were filed in the quarter ended May 31, 2001.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 29, 2001

LANCER ORTHODONTICS, INC.


By:	/s/ Douglas D. Miller		/s/ Catherine Wyss
	Douglas D. Miller	Catherine Wyss
	President and Chief Operating Officer	Accounting Manager
	(Principal Financial Officer,
	 Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date


/s/ Zackary Irani		August 29, 2001
	Zackary Irani	CEO, Chairman of the Board
	& Director

/s/ Douglas D. Miller		August 29, 2001
	Douglas D. Miller	President, Chief Operating
		Officer &  Director

/s/ Janet Moore		August 29, 2001
	Janet Moore	Secretary & Director

/s/ Dr. Robert Orlando		August 29, 2001
	Dr. Robert Orlando	Director

/s/ Dr. Francis Cano		August 29, 2001
	Dr. Francis Cano	Director





Lancer Orthodontics, Inc.
Financial Statements
As of May 31, 2001 and
For Each of the Years in the Two-Year Period Then Ended



Report of Independent Certified Public Accountants	FS-2


Financial Statements

Balance Sheet	FS-3

Statements of Operations	FS-4

Statements of Stockholders' Equity	FS-5

Statements of Cash Flows	FS-6


Notes to Financial Statements	FS 7-18






Report of Independent Certified Public Accountants


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying balance sheet of Lancer Orthodontics, Inc. (the "Company") as of May 31, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended
May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company is in technical default with their line of credit agreement (see Note 2).



		BDO SEIDMAN, LLP




Orange County, California
July 26, 2001



May 31,



2001







Assets











Current assets





	Cash


$
131,550

	Accounts receivable, net of allowance for doubtful accounts of $175,000



1,160,951

	Inventories, net of reserve of $239,201



2,139,843

	Prepaid expenses



44,618







Total current assets



3,476,962







Property and equipment, net



78,373

Intangible assets, net



162,152

Other assets



19,149










$
3,736,636







Liabilities and Stockholders' Equity











Current liabilities





	Accounts payable


$
461,352

	Accrued payroll and related benefits



117,725

	Other current liabilities



60,385

	Line of credit



140,000







Total current liabilities



779,462







	Mandatorily redeemable convertible preferred stock Series C, $.06 noncumulative annual dividend, $.75 par value, 250,000 shares authorized; 0 shares issued and outstanding in 2001 ($.75 liquidation preference)



-







Commitments and contingencies











Stockholders' equity





	Redeemable convertible preferred stock, Series D, $.04 noncumulative annual dividend; $.50 par value; 500,000 shares authorized; 0 shares issued and outstanding in 2001 ($.50 liquidation preference per share)



-

	Common stock, no par value; 50,000,000 shares authorized; 2,098,620 shares issued and outstanding



4,815,074

	Accumulated deficit



(1,857,900
)






Total stockholders' equity



2,957,174










$
3,736,636





Years ended May 31,

2001

2000







Net sales
$
5,927,603
$
5,650,512







Cost of sales

3,994,161

3,866,001







Gross profit

1,933,442

1,784,511







Operating expenses:





	Selling

1,552,061

1,638,804

	General and administrative

407,478

465,387

	Product development

71,505

184,249







Total operating expenses

2,031,044

2,288,440







Operating loss

(97,602
)
(503,929
)






Other income (expense):





	Interest expense

(19,931
)
(19,562
)
	Interest income

104

36

	Other income, net

1,370

227,270







Total other (expense) income

(18,457
)
207,744







Loss before income taxes

(116,059
)
(296,185
)






Income taxes

800

800







Net loss
$
(116,859
)   $
(296,985
)






Per share data:











	Basic
$
(.06
)   $
(.15
)






	Diluted
$
(.06
)   $
(.15
)




Series D Preferred Stock

Common Stock
Accumulated




Shares

Amount

Shares

Amount

Deficit

Total














Balances, May 31, 1999
370,483
$
185,242

2,105,965
$
4,697,115
$
(1,444,056
)  $
3,438,301














Common stock issued for
services
-

-

54,725

50,631

-

50,631














Conversion of preferred stock
(370,483
)
(185,242
)
52,926

185,242

-

-














Repurchase of common stock
-

-

(114,998
)
(117,914
)
-

(117,914
)













Net loss
-

-

-

-

(296,985
)
(296,985
)













Balances, May 31, 2000
-

-

2,098,618

4,815,074

(1,741,041
)
3,074,033














Share adjustment
-

-

2

-

-

-














Net loss
-

-

-

-

(116,859
)
(116,859
)













Balances, May 31, 2001
-
$
-

2,098,620
$
4,815,074
$
(1,857,900
)  $
2,957,174




Years Ended May 31,

2001

2000







Cash flows from operating activities:





	Net loss
$
(116,859
)	$
(296,985
)
	Adjustment to reconcile net loss to net cash provided by operating activities:





		Depreciation and amortization

121,699

151,117

		Provision for losses on accounts receivable

-

(986
)
		Provision for inventory

129,034

-

		Common stock issued for services

-

50,631

		Net change in operating assets and liabilities:





			Accounts receivable

71,819

119,936

			Inventories

(255,632
)
193,909

			Prepaid expenses

2,082

5,145

			Insurance claim receivable

-

110,000

			Accounts payable

111,228

(92,219
)
			Accrued payroll

16,162

8,912

			Other current liabilities

(9,295
)
(104,146
)






Net cash provided by operating activities

70,238

145,314







Cash flows from investing activities:





Purchases of property and equipment

(9,306
)
(10,485
)
Other assets

(12,589
)
-







Net cash used in investing activities

(21,895
)
(10,485
)






Cash flows from financing activities:





Net decrease in line of credit agreement

(20,000
)
(20,000
)
Repurchase of common stock

-

(117,914
)






Net cash used in financing activities

(20,000
)
(137,914
)






Net change in cash

28,343

(3,085
)






Cash, beginning of period

103,207

106,292







Cash, end of period
$
131,550
$
103,207







Supplemental disclosures of cash flow information:





Cash paid during the year for:











Interest
$
19,931
$
19,562







Income taxes
$
800
$
800







Supplemental disclosures of non-cash investing and financing activities:











Conversion of 370,483 shares of Convertible Preferred Stock
Series D to 52,926 shares of common stock
$
-
$
185,242




1.
Organization



Lancer Orthodontics, Inc. (the "Company") was incorporated on
August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 8). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 78% and 22% of total sales, respectively, for fiscal 2001 and 82% and 18% of total sales, respectively, for fiscal 2000.



Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 51% and 55% during fiscal 2001 and 2000, respectively, being domestic in nature. The
Company also sells certain of its products on a private label basis.



The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.


2.
Summary of Significant Accounting Policies



Liquidity

At May 31, 2001, the Company was not in compliance with its required minimum tangible net worth ratio and is in technical default under the compliance provisions of the bank line of credit.
  The Company is currently in
discussions with a new lender to replace its existing line of credit. Management believes it will be successful in such discussions. However, there can be no assurance of this success nor that management would be successful in finding a replacement lender with acceptable terms.



Accounting Methods

The Company uses the accrual method of accounting for financial and income tax reporting purposes.



Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit.
 The carrying amounts of the
Company's financial instruments generally approximate their fair values at May 31, 2001.



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



Concentrations of Credit Risk

Cash Balances - The Company, at times, maintains cash balances at certain financial institutions in excess of the federally insured deposits.






2.
Summary of Significant Accounting Policies (Continued)



Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may materially differ from the estimated amounts. As of May 31, 2001, reserves for credit losses totaled $125,000. Reserves for sales returns totaled $50,000. At
May 31, 2001, three customers accounted
for approximately 13.8%, 13.6% and 10.2% of gross accounts receivable.  No one customer accounted for 10% or
more of revenues for the years ended May 31, 2001 and 2000.



Suppliers - At May 31, 2000, no one company accounted for more than 10% of accounts payable. No one company accounted for more than 10% of purchases for the years ended
May 31, 2001 and 2000.



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












2.
Summary of Significant Accounting Policies (Continued)



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



Property and Equipment

Property and equipment are recorded at cost and are depreciated using straight-line method over the estimated useful lives, generally five years, of the related assets. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.



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



Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2001.



Stock Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123
("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation.
However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion
No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock
based compensation to employees under APB 25 (Note 9).



Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.



Research and Development

Research and development expenses are expensed as incurred. The Company expensed approximately $72,000 and $184,000 of research and development expenses during the years ended May 31, 2001 and 2000, respectively.








2.
Summary of Significant Accounting Policies (Continued)



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



Net income per common share is computed based on the weighted average number of shares of common stock and,
if applicable, common stock equivalents outstanding during the year.
 Potential common shares, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 2001 and 2000 as their effect was anti-dilutive.



Earnings per share for the years ended May 31, 2001 and 2000 are as follows:

May 31,

2001

2000







Basic loss per share:











Net loss
$
(116,859
)	$
(296,985
)






Net loss applicable to common shareholders
$
(116,859
)	$
(296,985
)






Weighted average number of common shares

2,098,620

2,047,687







Basic loss per share
$
(.06
)	$
(.15
)






Diluted loss per share:











Net loss from primary income per common share
$
(116,859
)	$
(296,985
)






Net loss for diluted earnings per share
$
(116,859
)	$
(296,985
)






Weighted average number of shares used in calculating basic earnings per common share

2,098,620

2,047,687



















2.
Summary of Significant Accounting Policies (Continued)






Add:





	Stock options

-

-

	Convertible preferred stock

-

-







Weighted average number of shares used in calculating diluted earnings per share

2,098,620

2,047,687







Diluted loss per share
$
(.06
)	$
(.15
)




Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.



In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"),
"Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.



In July 2001, the Financial Accounting Standards Board ("FASB") issued
 Statement of Financial Accounting
Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.




In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS
142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.



Reclassifications - Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


3.
Other Income



Management of the Company completed an assessment, on April 6, 1999, of a theft of inventory located at its facility in Mexicali, Mexico. The carrying value of the inventory stolen approximated $110,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. During the year ended
May 31, 2000, the Company settled the claim with the insurance carrier and received approximately $280,000. This amount represents the value of the stolen inventory at net average selling price, less commissions and royalties. The $170,000 received in excess of the $110,000 estimated carrying value was recognized as other income for the year ended May 31, 2000.



During 1999, the Company was assessed $64,724 in pass through net asset taxes by their subcontractor under their Manufacturing Agreement (Note 8). During 2000, legal counsel determined the Company was not liable for portions of the assessment. Accordingly, approximately $50,000 of the prior year accrual was reversed and recognized as other income during the year ended May 31, 2000.




4.
Inventories



The components of inventories at May 31, 2001 are as follows:

Raw materials
$
515,818

Work in progress

161,809

Finished products

1,701,417

Inventory reserves

(239,201
)




Total
$
2,139,843

Approximately $1,878,000 of inventory is located at the Company's manufacturing facility in
Mexico (Note 8).





5.
Property and Equipment



The components of property and equipment at May 31, 2001 are as follows:

Machinery and equipment
$
1,888,562

Dies, tools, and patterns

375,518

Furniture and fixtures

126,063

Leasehold improvements

15,492

Construction in progress

7,400



2,413,035

Less accumulated depreciation and amortization

(2,334,662
)




Total
$
78,373



Approximately $33,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 8).



Depreciation expense for the years ended May 31, 2001 and 2000, totaled $48,103 and $77,521, respectively.


6.
Intangible Assets



The components of intangible assets at May 31, 2001 are as follows:

Marketing and distribution rights
$
442,750

Technology use rights

858,328

Subtotal

1,301,078

Less accumulated amortization

(1,138,926
)




Total
$
162,152



Amortization expense for each of the years ended May 31, 2001 and 2000 was $73,596.


7.
Line of Credit



At May 31, 2001, the Company had a line of credit with a bank for borrowings up to $300,000. The line of credit bears interest at prime plus 1.25% per annum (8.25% at May 31, 2001). Allowable borrowings are limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2001 was $140,000.
The unused portion available under the line of credit at May 31, 2001, was $160,000. The line of credit expires on September 10, 2001.


7.
Line of Credit (Continued)




The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to
1. The Company is not required to maintain compensating balances in
2. connection with this lending agreement.
The Company was in violation of certain of its debt covenants at May 31, 2001. A waiver has been requested but not yet received as of the date of filing.




The following summarizes information on short-term borrowings for the year ended May 31, 2001:

May 31,

2001





Average month end balance
$
193,333

Maximum balance outstanding at any month end
$
220,000

Weighted average interest rate (computed by dividing interest expense by average monthly balance)

10.31
%




Interest rate at year end

8.25
%

8.

Commitments and Contingencies



Leases

The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $11,032 at May 31, 2001, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2001 and 2000 was approximately $69,000.



The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March
2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the years ended May 31, 2001 and 2000, was approximately $74,000.



At May 31, 2001, future aggregate minimum lease payments are as follows:

Years Ending May 31,

Amount





2002
$
133,543

2003

136,397

2004

106,511

2005

62,292

2006

51,910





Total
$
490,653










8.	Commitments and Contingencies, (Continued)


Manufacturing Agreement

In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing
Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company moved the majority of its manufacturing operations to Mexico during fiscal 1992 and 1991. Under the terms of the original agreement, the subcontractor manufactured the Company's products based on an hourly rate per employee based on the number of employees in the subcontractor's workforce. As the number of employees increase, the hourly rate decreases. In December 1992, the Company renegotiated the Manufacturing Agreement changing from an hourly rate per employee cost to a pass through of actual costs, plus a weekly administrative fee. The amended Manufacturing Agreement gave the
Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company
again renegotiated the Manufacturing Agreement reducing the administrative fee and extending the
Manufacturing Agreement through June 1998. In March 1996, the Company agreed to extend the Manufacturing
Agreement through October 1998, to coincide with the building lease. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in the preceding paragraph. During 1999, the Company extended the Manufacturing Agreement through October 2000. Currently the manufacturing agreement is operated month to month. Should the company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At May 31, 2001, this obligation was approximately $361,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.



The Company is in the process of converting Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico). This division will administer services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1,
2001, for the 16,000 square foot facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.



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



Litigation

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results or operations or cash flows.










9.
Stockholders' Equity



Manditorily Redeemable Convertible Preferred Stock - Series C

The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $.75 per share after December 31, 1994. At May 31, 2001, there were no shares issued and outstanding.



Redeemable Convertible Preferred Stock - Series D

The Company has authorized 500,000 shares of Series D preferred stock.
Each share is entitled to a $.04 non-
cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the
preferred stock for cash at $.50 per share after December 31, 1994.
In May 2000, all 370,483 issued and
outstanding shares were converted into 52,926 shares of common stock.
At May 31, 2001, there were no shares
issued and outstanding.



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



During 2001, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $.25 to a director of the Company, which vest ratably over one year and have a term of five years.



During the year ended May 31, 2001, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $.875 to certain employees of the Company, which vest ratably over one year and have a term of five years.








9.
Stockholders' Equity, (Continued)



SFAS 123 Pro Forma Information

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the years ended May 31, 2001 and 2000: risk free interest rates between 4.5% and 6.2%; dividend yield of 0%; expected life of the option of three years; and volatility factor of the expected market price of the Company's common stock of between 40% and 100%.



The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the
input of highly subjective assumptions including the expected stock price volatility.  Because the Company's
employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, 2001 and 2000, are as follows:

May 31,

2001

2000







Net loss, as reported
$
(116,059
)	$
(296,985
)
Adjustment to compensation expense under SFAS 123

(57,126
)
(6,505
)






Net loss, pro forma
$
(173,185
)	$
(303,490
)






Net loss, per common and common equivalent share, as reported
$
(.06
)	$
(.15
)






Net loss per common and common equivalent share, pro forma
$
(.08
)	$
(.15
)



The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2001:


Number of Shares



Weighted Average

Employee
Non-employee

Total

Exercise Price
Outstanding,
  May 31, 1999
149,786

29,000

178,786
$
1.06
	Granted
15,000

-

15,000

0.85
	Exercised
-

-

-

-
	Expired
-

-

-

-








Outstanding,
  May 31, 2000
164,786

29,000

193,786

1.04
	Granted
177,000

-

177,000

 .80
	Exercised
-

-

-

-
	Expired
(19,000
)
-

(19,000
)
 .93








Outstanding,
  May 31, 2001
322,786

29,000

351,786
$
 .93

9.
Stockholders' Equity, (Continued)



The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2001:

Number of Options

Weighted
Average

Contractual
Life
Exercise Price
Outstanding
Exercisable

Exercise
Price

Remaining
Years








$  0.25
20,000

10,000

$0.25

5.00
$  0.85-0.875
161,000

80,500

$0.87

4.20
$1.00
156,500

156,500

$1.00

2.25
$1.75
14,286

14,286

$1.75

 .42

Total
351,786

261,286

$0.93



10.
Retirement Savings Plan



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


11.
Income Taxes



The provision for income taxes for the years ended May 31, 2001 and 2000 consists solely of minimum state taxes of $800 for each year as a result of the Company's losses.



The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2001 are presented below:

May 31,



2001

Deferred tax assets:





	Accounts receivable, principally due to allowance for doubtful accounts and sales returns


$
79,000

	Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986 and allowance for inventory obsolescence



129,000

	Compensated absences principally due to accrual for financial reporting



21,000

	Net operating loss carryforwards



736,000

	Business tax credit carryforwards



121,000

	Less valuation allowance



(1,052,000
)






Net deferred tax assets



34,000







Deferred tax liabilities:





	Unamortized marketing rights



(34,000
)






Net deferred tax liabilities


$
-








11.
Income Taxes (Continued)



Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 2001. Management provided such allowance as it is currently more likely 2002. than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.



Income tax expense for the years ended May 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income as a result of:


May 31,

2001

2000









Computed "expected" tax  expense
$
(40,621
)
(103,665
)

Increase (decrease) in income taxes resulting from:






	Meals and expenses

4,662

13,048


	Change in beginning of the year balance of the valuation allowance for deferred tax assets allocated to income tax expense

35,959

90,617


	State and local income taxes, net of tax benefit

800

800



$
800
$
800





As of May 31, 2001, the Company has net tax operating loss carryforwards of approximately $2,049,000 and business tax credits of approximately $98,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2001, the Company has net tax operating loss carryforwards of approximately $205,000 and business tax credits of approximately $23,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.


12.
Export Sales



The Company has significant export sales. The net sales and operating activities are as follows:

May 31,

2001

2000

Net Sales





	Domestic
$
3,018,000
$
3,133,000

	Europe

1,852,000

1,379,000

	South America

415,000

489,000

	Other

643,000

650,000







Total
$
5,928,000
$
5,651,000







Long-lived assets





	Domestic
$
33,000
$
47,000

	Mexico

45,000

70,000







Total
$
78,000
$
117,000