Form 10QSB
period 2001-08-31
LANCER ORTHODONTICS INC /CA/
filed 2001-10-22
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2001	Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

	CALIFORNIA			95-2497155
	(State or Other Jurisdiction of		(I.R.S. Employer
	  Incorporation or Organization)		  Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:	(760) 744-5585

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of
the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

	Yes	    X		No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,098,620

Traditional small business disclosure format (check one):

	Yes	    X		No



PART I.	FINANCIAL INFORMATION

Item 1.	SUMMARIZED FINANCIAL INFORMATION

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
8/31/01

ASSETS
CURRENT ASSETS:
	Cash	$  112,219
	Accounts receivable, less allowances for sales
	returns and doubtful receivables of $172,941	1,219,736
	Inventories, net of reserve of $248,201	2,281,270
	Prepaid expenses	     20,374
	Total current assets	3,633,599

PROPERTY AND EQUIPMENT, at cost	2,413,035
	Less:  Accumulated depreciation	(2,343,119)
	     69,916
INTANGIBLE ASSETS:
	Marketing and distribution rights, net	78,850
	Technology use rights, net	     64,903
	   143,753
OTHER ASSETS	     26,935
	Total assets	$3,874,203

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accounts payable	$   725,102
	Accrued payroll and related benefits	93,771
	Other current liabilities	66,493
	Line of credit	   160,000
	Total current liabilities	1,045,366

Mandatorily redeemable convertible preferred stock Series C, $.06
Noncumulative
annual dividend, $.75 par value, 250,000 shares authorized;
	0 shares issued and outstanding in 2001($.75 liquidation preference)	--

COMMITMENTS AND CONTINGENCIES	--

STOCKHOLDERS' EQUITY:
	Redeemable convertible preferred stock, Series D, $.04 noncumulative annual dividend; $.50 par value: Authorized 500,000 shares; 0 shares
	issued and outstanding ($.50 liquidation preference per share)	--
	Common stock, no par value: authorized 50,000,000 shares; issued and
	outstanding 2,098,620	4,815,074
	Accumulated deficit	(1,986,237)
	Total stockholders' equity	2,828,837
	Total liabilities and stockholders' equity	$3,874,203
LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
		8/31/01	8/31/00

NET SALES	$1,434,788	$1,331,099

COST OF SALES	1,077,398	   925,582

	Gross Profit	   357,390	   405,517

OPERATING EXPENSES:
	Selling, General & Administrative	483,265	467,325
	Product Development	             --	     36,240

TOTAL OPERATING EXPENSES	   483,265	   503,565

LOSS FROM OPERATIONS	(   125,875)	(     98,048)

OTHER INCOME (EXPENSE):
	Interest Expense	(       3,222)	(       5,207)
	Other Income (Expense), net	          760	          474

TOTAL OTHER INCOME (EXPENSE)	(       2,462)	(       4,733)

LOSS BEFORE INCOME TAXES	(   128,337)	(   102,781)

INCOME TAXES	             0	              0

NET LOSS	(   128,337)	(   102,781)

OTHER COMPREHENSIVE INCOME	             --	             --

COMPREHENSIVE LOSS	$(   128,337)	$(   102,781)


NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of common shares	2,098,620	2,098,618

BASIC	$(         .06)	$(         .05)

Weighted average number of shares used in calculation
	of diluted earnings per share	2,098,620	2,098,618

DILUTED	$(         .06)	$(         .05)


LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
		8/31/01	8/31/00

Cash flows from operating activities:
	Net loss	$(128,337)	$(102,781)
	Adjustments to reconcile net loss to net
	cash (used in) provided by operating activities:
	Depreciation and amortization	26,856	30,192
	Provision for losses on accounts receivable	(   2,059)	(17,419)
	Provision for losses on inventory	9,000	9,000
	Net change in operating assets and liabilities:
	Accounts receivable	(  56,726)	(  52,726)
	Inventories	(150,427)	21,539
	Prepaid expenses	24,244	19,099
	Accounts payable	263,750	96,687
	Accrued payroll	(  23,954)	(    3,750)
	Other current liabilities	    6,108	(    4,290)

Net cash used in operating activities	(  31,545)	(    4,449)

Cash flows from investing activities:
	Purchases of property and equipment	--	(    2,400)
	Other assets	(    7,786)	          --

Net cash used in investing activities	(    7,786)	(    2,400)

Cash flows from financing activities:
	Increase in line of credit	  20,000	  40,000

Cash flows provided by financing activities	  20,000	  40,000

Net change in cash	(  19,331)	33,151

Cash, beginning of period	131,550	103,207

Cash, end of period	$112,219	$136,358

Supplemental disclosure of cash flow information:
	Cash paid for:
	Interest	$    3,222	$    5,207







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

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the
Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

(D) Liquidity

At August 31, 2001, the Company was not in compliance with its required minimum tangible net worth ratio and is in technical default under the compliance provisions of the bank line of credit.
The line of credit expired on September 30, 2001. As of the date of this filing, the Company has obtained approval of a new line of credit with a new lender, however, final documents have not been executed.

(E) Stock Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting
Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(E) Stock Based Compensation - continued

method of accounting prescribed by Accounting Principles Board Opinion No. 25
 ("APB 25"),
"Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied.
The Company has
elected to account for its stock based compensation to employees under APB 25.

(F) Line of Credit

At August 31, 2001, the Company has a $300,000 line of credit with a bank. Borrowings are made at prime plus 1.25% (7.75% at August 31, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at August
31, 2001 was $140,000.  The line of credit expired on September 30, 2001.

The line of credit was collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,800,000 and a debt to tangible net worth ratio of no more than 1 to 1. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in violation of certain of its debt covenants at August 31, 2001.

As of the date of this filing, the Company has obtained approval of a new line of credit with a new lender, however, final documents have not been executed.

(G) Commitments and Contingencies

Manufacturing Agreement - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal
1992 and 1991, the Company moved the majority of its manufacturing operations to Mexico. In
December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gave the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through October 2000. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At August 31,
2001, this obligation was approximately $352,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

The Company is in the process of converting Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico).
  This
division will administer services previously provided by an independent manufacturing contractor. A new lease was negotiated effective April 1, 2001, for the 16,000 square foot
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(G) Commitments and Contingencies - continued

facility used for Lancer's Mexican operations. Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.

Leases - The Company leases its main facility under a non-cancelable operating lease expiring
December 31, 2003, as extended, which requires monthly rentals that increase annually, from
$2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $10,792 at August 31, 2001, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the three months ended
August 31, 2001 was approximately $17,000.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the three months ended August 31, 2001 was approximately $17,000.

At May 31, 2001, future aggregate minimum lease payments are as follows:

	Years ending May 31,
	2002	$133,543
	2003	136,397
	2004	106,511
	2005	62,292
	2006	  51,910
	Total	$490,653

Common Stock - The Company's stock is now traded on the OTC Bulletin Board.

(H) Income Taxes

At May 31, 2001, the Company had net tax operating loss carryforwards of approximately
$2,049,000 and business tax credits of approximately $98,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2001, the Company had net tax operating loss carryforwards of approximately $205,000 and business tax credits of approximately $23,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

(I) Stockholders' Equity

The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to four years from
LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(I) Stockholders' Equity - continued

the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the Board of Directors. The Company's shareholders have authorized a total of 450,000 shares to be available for grant under the Company's stock option plan. Options granted prior to May 31, 1995, generally vested on the date of grant and expired through August
1999.

During the quarter ended August 31, 2001, no options were granted.

(J) Net Loss per Common Share and Dividends

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

	EARNINGS PER SHARE (UNAUDITED)
	FOR THE THREE  MONTHS ENDED
		8/31/01	8/31/00
	Basic Loss per Share:

Net loss	$(  128,337)	$(   102,781)

Net loss applicable to common shareholders	$(  128,337)    $(   102,781)

Weighted average number of common shares	2,098,620	2,098,618

Basic loss per Share	$(          .06)	$(          .05)

	Diluted Loss per Share:

Net loss from primary income per common share	$(  128,337)	$(  102,781)

Net loss for diluted earnings per share	$(  128,337)	$(  102,781)

Weighted average number of shares used in calculation
	of diluted earnings per share	2,098,620	2,098,618

Diluted loss per share	$(          .06)	$(           .05)

LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(K) Financial Information About Foreign and Domestic Operations and Export
Sales

	FOR THE THREE MONTHS ENDED
		8/31/01	8/31/00
	Sales to unaffiliated customers:
	United States	$   742,271	$   684,591
	Europe	439,879	394,817
	Central and South America	91,889	106,434
	Other Foreign	   160,749	     145,257
		$1,434,788	$1,331,099

	No other geographic concentrations exist where net sales exceed 10% of total net sales.

	Sales or transfers between geographic areas	none	none

(L) Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2001, net loss increased $25,556 as compared to the year earlier period. The increase in net loss is primarily attributable to an increase in costs of sales and marketing costs.

For the three months ended August 31, 2001, net sales increased $103,689 (7.8%) as compared to the year earlier period. International net sales increased $46,009, primarily in Europe. The domestic net sales increased $57,680, primarily in the western region.

For the three months ended August 31, 2001, cost of sales as a percentage of sales totaled 75.1%, an increase of 5.6% as compared to the year earlier period which totaled 69.5%. This increase is attributable to increased discounting due to competition pressures.

For the three months ended August 31, 2001, selling and general and administrative expenses increased $15,940 (3.4%) as compared to the year earlier period. The increase is primarily attributable to an increase in marketing costs.

For the three months ended August 31, 2001, product development expenses decreased $36,240
(100.00%) as compared to the year earlier period. The decrease is primarily attributable to the reduction of product development expense.

For the three months ended August 31, 2001, interest expense decreased $1,985 (38.1%) as compared to the year earlier period. The decrease is primarily attributable to a decrease in the average outstanding loan balance.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 2001 and its previous two fiscal year ends was as follows:
	08/31/01	05/31/01	05/31/00
Current Assets	$3,633,599	$3,476,962	$3,395,922
Current Liabilities	1,045,366	779,462	681,367
Working Capital	2,588,233	2,697,500	2,714,555
Bank Debt	160,000	140,000	160,000
Shareholder Equity	2,828,837	2,957,174	3,074,033
Total Assets	3,874,203	3,736,636	3,755,400

Cash decreased $19,331 during the three months ended August 31, 2001.

Working capital decreased $109,267 during the three months ended August 31, 2001, primarily attributable to an increase in accounts payable. The Company expects to meet all of its cash requirements for the foreseeable future out of its cash reserves, cash flow, and line of credit.

At August 31, 2001, the Company was not in compliance with its required minimum tangible net worth ratio and is in technical default under the compliance provisions of the bank line of credit.
The line of credit expired on September 30, 2001. As of the date of this filing, the Company has obtained approval of a new line of credit with a new lender, however, final documents have not been executed.

We may face interruption of production and services due to increased security measures in response to terrorism. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the
United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities.
  We may also
experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U. S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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


	   LANCER ORTHODONTICS, INC.
	Registrant


Date October 22, 2001	By /s/ Zackary Irani
				Zackary Irani,
				Chief Executive Officer
9