Form 10QSB
period 2001-11-30
LANCER ORTHODONTICS INC /CA/
filed 2002-01-22
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                         Washington DC 20549

                             FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended November 30, 2001    Commission File No. 0-5920
-----------------------------------    --------------------------

                     LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

             CALIFORNIA                            95-2497155
-----------------------------------           -------------------
  (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)             Identification No.)

               253 Pawnee Street, San Marcos, California 92069
               -----------------------------------------------
                  (Address of Principal Executive Offices)

Issuer's telephone number, including area code:    (760) 744-5585
                                                   --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

	Yes	    X		No

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2002:  2,098,624

Traditional small business disclosure format (check one):

	Yes	    X		No








PART I.	FINANCIAL INFORMATION

Item 1.	SUMMARIZED FINANCIAL INFORMATION

                           LANCER ORTHODONTICS, INC.
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                   11/30/01
                                    ASSETS
CURRENT ASSETS:
      Cash                                            $    91,931
      Accounts receivable, less allowances for sales
        returns and doubtful receivables of $174,639    1,149,221
      Inventories, net of reserve of $257,201           2,217,639
      Prepaid expenses                                     36,882
                                                        ---------
        Total current assets                            3,495,673

PROPERTY AND EQUIPMENT, at cost                         2,413,035
      Less:  Accumulated depreciation                  (2,351,576)
                                                        ---------
                                                           61,459
INTANGIBLE ASSETS:
      Marketing and distribution rights, net               72,625
      Technology use rights, net                           52,729
                                                        ---------
                                                          125,354

OTHER ASSETS                                               34,722
                                                        ---------
        Total assets                                   $3,717,208
                                                        =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                $   418,202
      Accrued payroll and related benefits                134,249
      Other current liabilities                            90,906
      Line of credit                                      172,845
                                                        ---------
        Total current liabilities                         816,202

Mandatorily redeemable convertible preferred stock
     Series C, $.06 noncumulative annual dividend,
     $.75 par value, 250,000 shares authorized;
     0 shares issued and outstanding ($.75 liquidation
     preference)                                               --

COMMITMENTS AND CONTINGENCIES                                  --

STOCKHOLDERS' EQUITY:
     Redeemable convertible preferred stock,
     Series D, $.04 noncumulative annual dividend;
     $.50 par value: Authorized 500,000 shares;
     0 shares issued and outstanding ($.50 liquidation
     preference per share)                                     --
     Common stock, no par value: authorized 50,000,000
     shares; issued and outstanding 2,098,620           4,815,074
      Accumulated deficit                              (1,914,068)
                                                        ---------
      Total stockholders' equity                        2,901,006
                                                        ---------
      Total liabilities and stockholders' equity       $3,717,208
                                                        =========
































                     LANCER ORTHODONTICS, INC.
              CONDENSED STATEMENTS OF OPERATIONS AND
   CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                           FOR THE THREE           FOR THE SIX
                           MONTHS ENDED            MONTHS ENDED
                      11/30/01    11/30/00    11/30/01   11/30/00
                     --------------------------------------------
NET SALES           $1,629,333  $1,385,436 $3,064,121  $2,716,534

COST OF SALES        1,017,986     903,332  2,095,384   1,828,913
                     ---------   ---------  ---------   ---------
    Gross Profit       611,347     482,104    968,737     887,621

OPERATING EXPENSES:
   Selling, General
    & Admin            513,238     512,475    996,503     979,800
   Product Development       0      33,484          0      69,724
                     ---------   ---------  ---------   ---------
TOTAL OPERATING
 EXPENSES              513,238     545,959    996,503   1,049,524
                     ---------   ---------  ---------   ---------
INCOME (LOSS) FROM
 OPERATIONS            98,109   (  63,855)  (  27,766)  ( 161,903)

OTHER (EXPENSE) INCOME:
   Interest Expense (   4,319)  (   4,653)  (   7,541)  (   9,860)
   Other (Expense)
    Income, net     (  20,821)        482   (  20,061)        956
                     --------    --------    --------    --------
TOTAL OTHER (EXPENSE)
 INCOME             (  25,140)  (   4,171)  (  27,602)  (   8,904)
                     --------    --------    --------    --------

INCOME (LOSS) BEFORE
 INC TAXES             72,969   (  68,026)  (  55,368)  ( 170,807)

INCOME TAXES              800         800         800         800
                     --------    --------    --------    --------
NET INCOME (LOSS)      72,169   (  68,826)  (  56,168)  ( 171,607)

OTHER COMPREHENSIVE
 INCOME                    --          --          --          --
                     --------    --------    --------    --------
COMPREHENSIVE INCOME
 (LOSS)             $  72,169   $( 68,826)  $( 56,168)  $(171,607)
                     ========    ========    ========    ========

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average
 number of
 common shares      2,098,624   2,098,618   2,098,624   2,098,618
                    =========   =========   =========   =========

BASIC              $      .03  $     (.03) $     (.03) $     (.08)
                    =========   =========   =========   =========

Weighted average
 number of shares
 used in calculation
 of diluted earnings
 per share          2,098,624   2,098,618   2,098,624   2,098,618
                    =========   =========   =========   =========

DILUTED            $      .03  $     (.03) $     (.03) $     (.08)
                    =========   =========   =========   =========





























                          LANCER ORTHODONTICS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         FOR THE SIX MONTHS ENDED
                                         11/30/01        11/30/00
                                        --------------------------
Cash flows from operating activities:
     Net loss                          $(  56,168)      $(171,607)
     Adjustments to reconcile net loss
      to net cash (used in) provided by
      operating activities:
       Depreciation and amortization       53,712          60,384
       Provision for losses on
        accounts receivable             (     361)        (16,829)
       Provision for losses on inventory   18,000          18,000
       Net change in operating assets
          and liabilities:
        Accounts receivable                12,091         129,696
        Inventories                     (  95,796)        (74,869)
        Prepaid expenses                    7,736          14,989
        Accounts payable                (  43,150)          1,022
        Accrued payroll                    16,524          24,602
        Other current liabilities          30,521          39,436
                                         --------         -------

Net cash provided by (used in)
  operating activities                  (  56,891)         24,824

Cash flows from investing activities:
     Purchases of property
      and equipment                            --        (  2,400)
     Other assets                       (  15,573)             --
                                         --------         -------

Net cash used in investing activities   (  15,573)       (  2,400)
                                         --------         -------
Cash flows from financing activities:
     Increase in line of credit            32,845          60,000
                                         --------         -------

Cash flows provided by financing
  activities                               32,845          60,000
                                         --------         -------

Net change in cash                      (  39,619)         82,424

Cash, beginning of period                 131,550         103,207
                                         --------         -------

Cash, end of period                     $  91,931        $185,631
                                         ========         =======
Supplemental disclosure of cash
  flow information:
     Cash paid for:
       Interest                         $   7,541        $  9,860
                                         ========         =======











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

LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(E) Line of Credit

At November 30, 2001, the Company has a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (7.0% at November 30, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2001 was $42,588. The line of credit expires October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of
 .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.


(F) Commitments and Contingencies

Manufacturing Agreement - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico.
During fiscal 1992 and 1991, the Company moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gave the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through October 2000. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At November 30, 2001, this obligation was approximately $354,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

The Company has converted Mexican assets and obligations to its own division, a Mexican corporation named Lancer Orthodontics de Mexico (Lancer de Mexico). This division will administer services previously provided by an independent manufacturing contractor.
A new lease was negotiated effective April 1, 2001, for the 16,000 square foot facility used for Lancer's Mexican operations.
Utility and Mexican vendor obligations have been converted to the Lancer de Mexico name. This conversion will eliminate the expense of an administrative fee and is expected to provide better control in meeting obligations.


LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(F) Commitments and Contingencies - continued

Leases - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $11,032 at November 30, 2001, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the six months ended November 30, 2001 was approximately $35,000.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the six months ended November 30, 2001 was approximately $34,000.

Future aggregate minimum lease payments are as follows:

                   Years ending May 31,
                   2002 (6 months)             $ 67,357
                   2003                         136,397
                   2004                         106,511
                   2005                          62,292
                   2006                          51,910
                                                -------
                     Total                     $424,467
                                                =======

Common Stock - The Company's stock is now traded on the OTC
Bulletin Board.


(G) Income Taxes

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


LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

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

During the quarter ended November 30, 2001, no options were granted.




(I) Net Income (Loss) per Common Share and Dividends

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


                            EARNINGS PER SHARE (UNAUDITED)
                        FOR THE THREE            FOR THE SIX
                        MONTHS ENDED             MONTHS ENDED
                   11/30/01    11/30/00     11/30/01     11/30/00
                  ------------------------------------------------
      Basic Income (Loss) per Share:

Net income (loss)$   72,169   $( 68,826)   $( 56,168)   $(171,607)
                  =========    =========    =========    =========
Net income (loss)
applicable to
common
shareholders     $   72,169   $( 68,826)   $( 56,168)   $(171,607)
                  =========    =========    =========    =========
Weighted average
number of
common shares     2,098,624    2,098,618    2,098,624    2,098,618
                  =========    =========    =========    =========

Basic income
(loss) per share $      .03   $(    .03)   $(    .03)   $(    .08)
                  =========    =========    =========    =========

LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(I) Net Income (Loss) per Common Share and Dividends - continued

     Diluted Income (Loss) per Share:

Net income (loss)
from primary income
per common share $   72,169   $( 68,826)   $( 56,168)   $(171,607)
                  =========    =========    =========    =========


Net income (loss)
for diluted earnings
per share        $   72,169   $( 68,826)   $( 56,168)   $(171,607)
                  =========    =========    =========    =========
Weighted average
number of shares
used in calculation
of diluted earnings
per share         2,098,624    2,098,618    2,098,624    2,098,618
                  =========    =========    =========    =========
Diluted income
(loss) per
Share            $      .03   $(    .03)   $(    .03)   $(    .08)
                  =========    =========    =========    =========

(J) Financial Information About Foreign and Domestic Operations and Export Sales

                           FOR THE THREE            FOR THE SIX
                           MONTHS ENDED            MONTHS ENDED
                      11/30/01    11/30/00    11/30/01    11/30/00
                     ---------------------------------------------
  Sales to unaffiliated customers:

   United States    $  733,580  $  702,283  $1,475,851  $1,386,874
   Europe              553,642     469,625     993,521     864,442
   Central and South
     America           114,315      59,904     206,204     166,338
   Other Foreign       227,796     153,624     388,545     298,880
                     ---------   ---------   ---------   ---------
                    $1,629,333  $1,385,436  $3,064,121  $2,716,534
                     =========   =========   =========   =========

     No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas      none      none

(K) Recent Accounting Pronouncements

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




LANCER ORTHODONTICS, INC.

Notes to Financial Statements - continued

(K) Recent Accounting Pronouncements - continued

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

RESULTS OF OPERATIONS

For the six months ended November 30, 2001, net loss decreased from a net loss of $171,607 at November 30, 2000, to a net loss of $56,168 at November 30, 2001. For the three months ended November 30, 2001, net loss decreased from a net loss of $68,826 at November 30, 2000, to a net income of $72,169 at November 30, 2001. The decrease in net loss is primarily attributable to the increase in sales.




For the six months ended November 30, 2001, net sales increased $347,587 (12.8%) as compared to the year earlier period. For the three months ended November 30, 2001, net sales increased $243,897 (17.6%) as compared to the year earlier period. International net sales increased $258,610 (19.5%) and $212,600 (31.1%), respectively, for the six months and three months ended November 30, 2001, as compared to the year earlier period. The increase in sales was primarily in Europe. Domestic net sales increased $88,977 (6.4%) and $31,297 (4.5%), respectively, for the six months and three months ended November 30, 2001, as compared to the year earlier period. This increase is primarily due to an increase in sales in the Midwest and Southeast regions.

For the six months ended November 30, 2001, cost of sales as a percentage of sales (68.4%), increased 1.1% compared to the year earlier period. For the three months ended November 30, 2001, cost of sales as a percentage of sales (62.5%), decreased 2.7% compared to the year earlier period. The six month increase is primarily attributable to increased discounting due to competition pressures. The three month decrease is due to a reduction in production costs.

For the six months ended November 30, 2001, selling and general and administrative expenses increased $16,703 (1.7%) compared to the year earlier period. For the three months ended November 30, 2001, selling and general and administrative expenses increased $763 (0.2%) as compared to the year earlier period. The increase is primarily attributable to an increase in labor costs and commissions.

For the six months ended November 30, 2001, product development expenses decreased $69,724 (100%) as compared to the year earlier period. For the three months ended November 30, 2001, product development expenses decreased $33,484 (100%) compared to the year earlier period. The decrease is primarily attributable to a reduction of product development.

For the six months ended November 30, 2001, interest expense decreased $2,319 (23.5%) as compared to the year earlier period. For the three months ended November 30, 2001, interest expense decreased $334 (7.2%) as compared to the year earlier period. The decrease is primarily attributable a decrease in the average outstanding loan balance.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at November 30, 2001 and its previous two fiscal year ends was as follows:

                           11/30/01       05/31/01       05/31/00
                          ---------      ---------      ---------
Current Assets           $3,495,673     $3,476,962     $3,395,922
Current Liabilities         816,202        779,462        681,367
Working Capital           2,679,471      2,697,500      2,714,555
Bank Debt                   172,845        140,000        160,000
Shareholder Equity        2,901,006      2,957,174      3,074,033
Total Assets              3,717,208      3,736,636      3,755,400

Cash decreased $39,619 during the six months ended November 30, 2001.

Working capital decreased $18,029 during the six months ended November 30, 2001, primarily attributable to an increase in the line of credit. The Company expects to meet all of its cash requirements out of its cash reserves, cash flow, and line of credit.

At November 30, 2001, the Company has a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (7.0% at November 30, 2001) and are limited to specified percentages of eligible accounts receivable. The unused portion available under the line of credit at November 30, 2001 was $42,588. The line of credit expires October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

We may face interruption of production and services due to increased security measures in response to terrorism. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS  Not Applicable

Item 2.	CHANGES IN SECURITIES  Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Annual Meeting of the Company's shareholders was
originally scheduled on November 12, 2001. The Company adjourned the meeting prior to any matter being submitted to a vote of the shareholders. The Company intends to reschedule the meeting.

Item 5.	OTHER INFORMATION  Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	There were no Form 8-k reports filed during the quarter.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LANCER ORTHODONTICS, INC.
                                               Registrant


Date January 18, 2002                   By /s/   Zackary Irani
                                        -------------------------
                                          Zackary Irani,
                                          Chief Executive Officer