Form 10QSB
period 2002-02-28
LANCER ORTHODONTICS INC /CA/
filed 2002-04-16
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended February 28, 2002    Commission File No. 0-5920

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

     Yes      X                No

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2002:  2,098,624

Traditional small business disclosure format (check one):

     Yes      X                No



















PART I.  FINANCIAL INFORMATION

Item 1.  SUMMARIZED FINANCIAL INFORMATION

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
02/28/02

ASSETS

CURRENT ASSETS:
  Cash                                                $  120,184
  Accounts Receivable, less allowances for sales
   returns and doubtful receivables of $171,518        1,068,004
  Inventories, net of reserve of $260,562              2,180,433
  Prepaid Expenses and Other                              60,029
    Total Current Assets                               3,428,650

PROPERTY AND EQUIPMENT, at cost                        2,413,035
  Less:  Accumulated depreciation                     (2,360,033)
                                                          53,002
INTANGIBLE ASSETS:
  Marketing and Distribution Rights, net                  66,400
  Technology Use Rights, net                              40,555
                                                         106,955
OTHER ASSETS                                              39,913
    Total Assets                                      $3,628,520

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                    $  318,413
  Accrued Payroll and Related Benefits                   112,179
  Other Current Liabilities                              129,365
  Line of Credit                                         117,185
    Total Current Liabilities                            677,142

  Manditorily redeemable convertible preferred stock,
   Series C, $.06 noncumulative annual dividend;
   $.75 par value:  250,000 shares authorized; 0 shares
   issued and outstanding ($.75 liquidation preference)       --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Redeemable Convertible Preferred Stock, Series D,
   $.04 noncumulative annual dividend; $.50 par value:
   Authorized 500,000 shares; 0 shares issued and
   outstanding ($.50 liquidation preference)                  --
  Common Stock, no par value: Authorized 50,000,000
   shares; issued and outstanding 2,098,624            4,815,074
  Accumulated Deficit                                 (1,863,696)
    Total Stockholders' Equity                         2,951,378
      Total Liabilities and Stockholders' Equity      $3,628,520




LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                           FOR THE THREE          FOR THE NINE
                            MONTHS ENDED          MONTHS ENDED
                        02/28/02   02/28/01   02/28/02   02/28/01

NET SALES             $1,440,732 $1,512,970 $4,504,852 $4,229,504

COST OF SALES            968,326    932,147  3,063,709  2,761,060

    Gross Profit         472,406    580,823  1,441,143  1,468,444

OPERATING EXPENSES:
  Selling, Gen & Admin   405,704    546,248  1,402,207  1,526,048
  Product Development         --      9,649         --     79,373

TOTAL OPERATING EXPENSES 405,704    555,897  1,402,207  1,605,421

INCOME (LOSS) FROM
 OPERATIONS               66,702     24,926     38,936  ( 136,977)

OTHER INCOME (EXPENSE):
  Interest Expense     (   5,373) (   5,543) (  12,914) (  15,404)
  Other Income
   (Expense), net      (  10,957)       471  (  31,018)     1,428

TOTAL OTHER INCOME
   (EXPENSE)           (  16,330) (   5,072) (  43,932) (  13,976)

INCOME (LOSS) BEFORE
   INCOME TAXES           50,372     19,854  (   4,996) ( 150,953)

INCOME TAXES                  --         --        800        800

NET INCOME (LOSS)         50,372     19,854  (   5,796) ( 151,753)

OTHER COMPREHENSIVE INCOME    --         --         --         --

COMPREHENSIVE
   INCOME (LOSS)       $  50,372  $  19,854 $(   5,796)$( 151,753)

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number
   of common shares    2,098,624  2,098,619  2,098,624  2,098,619

BASIC                  $     .02  $     .01 $      .00 $     (.07)

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share   2,098,624  2,098,619  2,098,624  2,098,619

DILUTED                $     .02  $     .01 $      .00 $     (.07)

LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                         FOR THE NINE MONTHS ENDED
                                          02/28/02       02/28/01

Cash flows from operating activities:
  Net loss                              $(   5,796)     $(151,753)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization             80,568         90,576
  Provision for losses on accounts
   receivable                            (   3,482)      ( 16,776)
  Provision for losses on inventory         21,361         27,000
  Net change in operating assets and liabilities:
   Accounts receivable                      96,429        213,953
   Inventories                            ( 61,951)      (164,809)
   Prepaid expenses and other             ( 15,411)        19,463
   Accounts payable                       (142,939)      ( 51,457)
   Accrued payroll                        (  5,546)        80,957
   Other current liabilities                68,980         76,351

Net cash provided by operating activities   32,213        123,505

Cash flows from investing activities:
  Purchases of property and equipment           --       (  2,400)
  Other assets                            ( 20,764)      (  6,961)

Net cash used in investing activities     ( 20,764)      (  9,361)

Cash flows from financing activities:
  Net change in line of credit            ( 22,815)        20,000

Cash flows provided by (used in) by
 financing activities                     ( 22,815)        20,000

Net change in cash                        ( 11,366)       134,144

Cash, beginning of period                  131,550        103,207

Cash, end of period                       $120,184       $237,351

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                              $ 12,914       $ 15,404
    Taxes                                 $    800       $    800









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

(B) Organization

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has manufacturing facility in Mexico where a majority of its inventory is manufactured (Note F). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

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

(E) Line of Credit

At February 28, 2002, the Company has a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (6.75% at February 28, 2002) and are limited to specified percentages of eligible accounts receivable. The Company currently has $117,185 outstanding under the line of credit. The unused portion available under the line of credit at February 28, 2002 was approximately $229,000. The line of credit expires October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintains a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

(F) Commitments and Contingencies

Manufacturing Agreement - In May 1990, the Company entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. During fiscal 1992 and 1991, the Company moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gave the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through October 2000. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At February 28, 2002, this obligation was approximately $311,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

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

Leases - The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $9,459 at February 28, 2002, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the nine months ended February 28, 2002 was approximately $51,840.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the nine months ended February 28, 2002 was approximately $46,000.

Future aggregate minimum lease payments are as follows:

     Years ending May 31,
                    2002 (3 months)          $  49,369
                    2003                       136,397
                    2004                       106,511
                    2005                        62,292
                    2006                        51,910
                   Total                      $406,479

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

During the quarter ended February 28, 2002, no options were granted.

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

                             EARNINGS PER SHARE (UNAUDITED)
                          FOR THE THREE         FOR THE NINE
                          MONTHS ENDED          MONTHS ENDED
                      02/28/02   02/28/01   02/28/02    02/28/01

    Basic Earnings (Loss) per Share:
Net income (loss)    $  50,372  $  19,854  $(  5,796)  $(151,753)

Net income (loss)
 applicable to
 common shareholders $  50,372  $  19,854  $(  5,796)  $(151,753)

Weighted average
 number of
 common shares       2,098,624  2,098,619  2,098,624   2,098,619

Basic income (loss)
 per share           $     .02  $     .01  $     .00   $(    .07)





    Diluted Earnings (Loss) per Share:

Net income (loss)
 from primary income
 per common share    $  50,372  $  19,854  $(  5,796)  $(151,753)

Net income (loss)
 for diluted
 earnings per share  $  50,372  $  19,854  $(  5,796)  $(151,753)

Weighted average number
 of shares used in
 calculation of diluted
 earnings per share  2,098,624  2,098,619  2,098,624   2,098,619

Diluted earnings
 (loss) per share    $     .02  $     .01  $     .00   $(    .07)

(J) Financial Information About Foreign and Domestic Operations and Export Sales

                        FOR THE THREE          FOR THE NINE
                        MONTHS ENDED           MONTHS ENDED
                    02/28/02   02/28/01    02/28/02    02/28/01

  Sales to unaffiliated customers:
    United States  $ 796,747  $ 748,107  $2,272,598  $2,134,981
    Europe           383,423    509,479   1,376,944   1,373,921
    Central and
     South America    81,208    101,194     287,412     267,532
    Other Foreign    179,354    154,190     567,898     453,070
                  $1,440,732 $1,512,970  $4,504,852  $4,229,504

  No other geographic concentrations exist where net sales exceed
  10% of total net sales.

  There were no sales or transfers between geographic areas.

(K) New Accounting Pronouncements

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

In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company's financial position and results of operations.

(L) Asset Purchase Agreement

On February 25, 2002, the Company signed a contract with Biomerica, Inc., an "Asset Purchase Agreement by and between Lancer Orthodontics, Inc. and Biomerica, Inc." Under this asset purchase agreement, Biomerica has agreed to purchase all of the assets and most of the liabilities of Lancer, in exchange for Biomerica stock. Following the asset purchase, Lancer will own between 488,200 and 984,274 shares of Biomerica. Once Lancer receives the Biomerica shares, Lancer will dividend the Biomerica shares out to Lancer shareholders.

The transaction is not a merger, it is only a purchase of assets.
Thus, Lancer will not be merged with Biomerica, Lancer shareholders will retain their Lancer shares, and Lancer shareholders will receive a dividend of Biomerica shares.
Upon completion of the asset purchase, Lancer will have sold all of its operations to Biomerica and Lancer will become a company with no operations.

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






RESULTS OF OPERATIONS

For the nine months ended February 28, 2002, net loss decreased from a net loss of $151,753 for the period ended February 28, 2001, to a net loss of $5,796 for the period ended February 28, 2002. For the three months ended February 28, 2002, net income increased from a net profit of $19,854 for the period ended February 28, 2001, to a net profit of $50,372 for the period ended February 28, 2002. The decrease in loss and the increase in profit are primarily attributable to the increase in sales and the decrease in operating expenses.

For the nine months ended February 28, 2002, net sales increased $275,348 (6.5%) as compared to the year earlier period. For the three months ended February 28, 2002, net sales decreased $72,238 (4.8%) as compared to the year earlier period. International net sales increased $137,731 (6.6%) for the nine months ended February 28, 2002, and decreased $120,878 (15.8%) for the three months ended February 28, 2002, as compared to the year earlier period. The nine-month increase is primarily in the Middle East region and the three-month decrease is primarily in Europe. Domestic net sales increased $137,617 (6.5%) and $48,640 (6.5%), respectively, for the nine months and three months ended February 28, 2002. The increase is primarily due to an increase in sales in the Midwest and Southeast regions.

For the nine months ended February 28, 2002, cost of sales as a percentage of sales (68.0%), increased 2.7% compared to the year earlier period. For the three months ended February 28, 2002, cost of sales as a percentage of sales (67.2%), increased 5.6% compared to the ear earlier period. The increase is primarily attributable to increased production costs.

For the nine months ended February 28, 2002, selling and general and administrative expenses decreased $123,841 (8.1%) compared to the year earlier period. For the three months ended
February 28, 2002, selling and general and administrative expenses decreased $140,544 (25.7%) as compared to the year earlier period. The decrease is primarily attributable to a decrease in marketing labor and travel costs.

For the nine months ended February 28, 2002, product development expenses decreased $79,373 (100.0%) as compared to the year earlier period. For the three months ended February 28, 2002, product development expenses decreased $9,649 (100.0%) compared to the year earlier period. The decrease is primarily attributable to a reduction of product development.

For the nine months ended February 28, 2002, interest expense decreased $2,490 (16.2%) as compared to the year earlier period. For the three months ended February 28, 2002, interest expense decreased $170 (3.1%) as compared to the year earlier period. The decrease is primarily attributable to a decrease in the interest rate.



FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at February 28, 2002 and its previous two fiscal year ends was as follows:

                            02/28/02      05/31/01      05/31/00
Current Assets            $3,428,650    $3,476,962    $3,395,922
Current Liabilities          677,142       779,462       681,367
Working Capital            2,751,508     2,697,500     2,714,555
Bank Debt                    117,185       140,000       160,000
Shareholder Equity         2,951,378     2,957,174     3,074,033
Total Assets               3,628,520     3,736,636     3,755,400

Cash decreased $11,366 during the nine months ended February 28, 2002.

Working capital increased $54,008 during the nine months ended
February 28, 2002, primarily attributable to a decrease in payables. The Company expects to meet its cash requirements out of its cash reserves, cash flow, and line of credit.

At February 28, 2002 the Company has a $400,000 revolving line of credit with a financial institution. Borrowings are made at prime plus 2.00% (6.75% at February 28, 2002) and are limited to specified percentages of eligible accounts receivable. The Company currently has $117,185 outstanding under the line of credit. The unused portion available under the line of credit at February 28, 2002 was approximately $229,000. The line of credit expires October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintains a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of .25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

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

Item 5.  OTHER INFORMATION

On February 25, 2002, the Company signed a contract with Biomerica, Inc., an "Asset Purchase Agreement by and between Lancer Orthodontics, Inc. and Biomerica, Inc." Under this asset purchase agreement, Biomerica has agreed to purchase all of the assets and most of the liabilities of Lancer, in exchange for Biomerica stock. Following the asset purchase, Lancer will own between 488,200 and 984,274 shares of Biomerica. Once Lancer receives the Biomerica shares, Lancer will dividend the Biomerica shares out to Lancer shareholders.

The transaction is not a merger, it is only a purchase of assets.
Thus, Lancer will not be merged with Biomerica, Lancer shareholders will retain their Lancer shares, and Lancer shareholders will receive a dividend of Biomerica shares.
Upon completion of the asset purchase, Lancer will have sold all of its operations to Biomerica and Lancer will become a company with no operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  There were no Form 8-k reports filed during the quarter.













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     LANCER ORTHODONTICS, INC.
           Registrant



Date  April 15, 2002            By /s/ Zackary Irani
                                       Zackary Irani,
                                       Chief Executive Officer