Form 10QSB/A
period 2000-11-30
LANCER ORTHODONTICS INC /CA/
filed 2002-05-15
CIK 57538

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
11/30/01

ASSETS
CURRENT ASSETS:
    Cash                                            $    91,931
    Accounts receivable, less allowances for sales
      returns and doubtful receivables of $174,639    1,149,221
    Inventories, net of reserve of $257,201           2,217,639
    Prepaid expenses                                     36,882
      Total current assets                            3,495,673

PROPERTY AND EQUIPMENT, at cost                       2,413,035
    Less:  Accumulated depreciation                  (2,351,576)

                                                         61,459
INTANGIBLE ASSETS:
    Marketing and distribution rights, net               72,625
    Technology use rights, net                           52,729
                                                        125,354

OTHER ASSETS                                             34,722
      Total assets                                   $3,717,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                $   418,202
    Accrued payroll and related benefits                134,249
    Other current liabilities                            90,906
    Line of credit                                      172,845
      Total current liabilities                         816,202

Mandatorily redeemable convertible preferred stock
   Series C, $.06 noncumulative annual dividend,
   $.75 par value, 250,000 shares authorized;
   0 shares issued and outstanding ($.75 liquidation
   preference)                                               --

COMMITMENTS AND CONTINGENCIES                                --

STOCKHOLDERS' EQUITY:
   Redeemable convertible preferred stock,
    Series D, $.04 noncumulative annual dividend;
    $.50 par value: Authorized 500,000 shares;
    0 shares issued and outstanding ($.50 liquidation
    preference per share)                                    --
   Common stock, no par value: authorized 50,000,000
    shares; issued and outstanding 2,098,620          4,815,074
   Accumulated deficit                               (1,914,068)
    Total stockholders' equity                        2,901,006
     Total liabilities and stockholders' equity      $3,717,208


LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

                           FOR THE THREE           FOR THE SIX
                           MONTHS ENDED            MONTHS ENDED
                      11/30/01    11/30/00    11/30/01   11/30/00

NET SALES           $1,629,333  $1,385,436 $3,064,121  $2,716,534

COST OF SALES        1,017,986     903,332  2,095,384   1,828,913
    Gross Profit       611,347     482,104    968,737     887,621

OPERATING EXPENSES:
   Selling, General
    & Admin            513,238     512,475    996,503     979,800
   Product Development       0      33,484          0      69,724
TOTAL OPERATING
 EXPENSES              513,238     545,959    996,503   1,049,524
INCOME (LOSS) FROM
 OPERATIONS            98,109    ( 63,855)   ( 27,766)   (161,903)

OTHER (EXPENSE) INCOME:
   Interest Expense  (  4,319)   (  4,653)   (  7,541)   (  9,860)
   Other (Expense)
    Income, net      ( 20,821)         482   ( 20,061)        956
TOTAL OTHER (EXPENSE)
 INCOME              ( 25,140)   (  4,171)   ( 27,602)   (  8,904)

INCOME (LOSS) BEFORE
 INC TAXES             72,969    ( 68,026)   ( 55,368)   (170,807)

INCOME TAXES              800         800         800         800
NET INCOME (LOSS)      72,169    ( 68,826)   ( 56,168)   (171,607)

OTHER COMPREHENSIVE
 INCOME                    --          --          --          --
COMPREHENSIVE INCOME
 (LOSS)             $  72,169   $( 68,826)  $( 56,168)  $(171,607)









NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average
 number of
 common shares      2,098,624   2,098,618   2,098,624   2,098,618

BASIC              $      .03  $     (.03) $     (.03) $     (.08)

Weighted average
 number of shares
 used in calculation
 of diluted earnings
 per share          2,098,624   2,098,618   2,098,624   2,098,618

DILUTED            $      .03  $     (.03) $     (.03) $     (.08)































LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         FOR THE SIX MONTHS ENDED
                                         11/30/01        11/30/00
Cash flows from operating activities:
     Net loss                           $( 56,168)      $(171,607)
     Adjustments to reconcile net loss
      to net cash (used in) provided by
      operating activities:
       Depreciation and amortization       53,712          60,384
       Provision for losses on
        accounts receivable              (    361)        (16,829)
       Provision for losses on inventory   18,000          18,000
       Net change in operating assets
          and liabilities:
        Accounts receivable                12,091         129,696
        Inventories                      ( 95,796)        (74,869)
        Prepaid expenses                    7,736          14,989
        Accounts payable                 ( 43,150)          1,022
        Accrued payroll                    16,524          24,602
        Other current liabilities          30,521          39,436

Net cash provided by (used in)
  operating activities                   ( 56,891)         24,824

Cash flows from investing activities:
     Purchases of property
      and equipment                            --         ( 2,400)
     Other assets                        ( 15,573)             --

Net cash used in investing activities    ( 15,573)        ( 2,400)
Cash flows from financing activities:
     Increase in line of credit            32,845          60,000

Cash flows provided by financing
  activities                               32,845          60,000

Net change in cash                       ( 39,619)         82,424

Cash, beginning of period                 131,550         103,207

Cash, end of period                     $  91,931        $185,631

Supplemental disclosure of cash
  flow information:
     Cash paid for:
       Interest                         $   7,541        $  9,860
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

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement requires, among other things, that the Company maintain a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of ..25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

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

Future aggregate minimum lease payments are as follows:
                   Years ending May 31,
                   2002 (6 months)             $ 67,357
                   2003                         136,397
                   2004                         106,511
                   2005                          62,292
                   2006                          51,910
                     Total                     $424,467

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

                            EARNINGS PER SHARE (UNAUDITED)
                        FOR THE THREE            FOR THE SIX
                        MONTHS ENDED             MONTHS ENDED
                   11/30/01     11/30/00    11/30/01     11/30/00

Basic Income (Loss) per Share:
Net income (loss) $  72,169    $( 68,826)  $( 56,168)   $(171,607)

Net income (loss)
applicable to
common
shareholders      $  72,169    $( 68,826)  $( 56,168)   $(171,607)
Weighted average
number of
common shares     2,098,624    2,098,618   2,098,624    2,098,618

Basic income
(loss) per share  $     .03    $(    .03)  $(    .03)   $(    .08)

Diluted Income (Loss) per Share:
Net income (loss)
from primary income
per common share  $  72,169    $( 68,826)  $( 56,168)   $(171,607)

Net income (loss)
for diluted earnings
per share         $  72,169    $( 68,826)  $( 56,168)   $(171,607)

Weighted average
number of shares
used in calculation
of diluted earnings
per share         2,098,624    2,098,618   2,098,624     2,098,618

Diluted income
(loss) per
Share             $     .03    $(    .03)  $(    .03)   $(    .08)



(J) Financial Information About Foreign and Domestic Operations and Export Sales

                           FOR THE THREE            FOR THE SIX
                           MONTHS ENDED            MONTHS ENDED
                      11/30/01    11/30/00    11/30/01    11/30/00

  Sales to unaffiliated customers:

   United States    $  733,580  $  702,283  $1,475,851  $1,386,874
   Europe              553,642     469,625     993,521     864,442
   Central and South
     America           114,315      59,904     206,204     166,338
   Other Foreign       227,796     153,624     388,545     298,880
                    $1,629,333  $1,385,436  $3,064,121  $2,716,534

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

                           11/30/01       05/31/01       05/31/00
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


                                        LANCER ORTHODONTICS, INC.
                                               Registrant


Date May 13, 2002                   By /s/   Zackary Irani

                                          Zackary Irani,
                                          Chief Executive Officer