Form 10QSB/A
period 2001-02-28
LANCER ORTHODONTICS INC /CA/
filed 2002-05-15
CIK 57538

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



LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                           FOR THE THREE          FOR THE NINE
                            MONTHS ENDED          MONTHS ENDED
                        02/28/01   02/29/00   02/28/01   02/29/00

NET SALES             $1,512,970 $1,372,209 $4,229,504 $4,031,123

COST OF SALES            932,147    967,936  2,761,060  2,733,605

  Gross Profit           580,823    404,273  1,468,444  1,297,518

OPERATING EXPENSES:
  Selling, General &
   Administrative        546,247    525,224  1,526,047  1,612,829
  Product Development      9,649     32,032     79,373    138,368

TOTAL OPERATING EXPENSES 555,896    557,256  1,605,420  1,751,197

INCOME (LOSS) FROM
  OPERATIONS              24,927  ( 152,983) ( 136,976) ( 453,679)

OTHER INCOME (EXPENSE):
  Interest Expense      (  5,543) (   5,137) (  15,404) (  13,308)
  Other Income
   (Expense), net            471      4,660      1,428    172,245

TOTAL OTHER INCOME (EXP)(  5,072) (     477) (  13,976)   158,937

INCOME (LOSS) BEFORE
  INCOME TAXES            19,855  ( 153,460) ( 150,952) ( 294,742)

INCOME TAXES                  --         --        800        800

NET INCOME (LOSS)         19,855  ( 153,460) ( 151,752) ( 295,542)

OTHER COMPREHENSIVE INC       --         --         --         --

COMPREHENSIVE INCOME
  (LOSS)                $  19,855 $(153,460) $(151,752) $(295,542)







NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES
Weighted average number
  Of common shares     2,098,619 2,018,262  2,098,619   2,047,809

BASIC                  $     .01 $    (.08) $    (.07) $     (.14)

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share   2,098,619 2,018,262  2,098,619   2,047,809

DILUTED                $     .01 $    (.08) $    (.07)  $    (.14)



































LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        FOR THE NINE MONTHS ENDED
                                          02/28/01       02/29/00
Cash flows from operating activities:
  Net loss                               $(151,752)     $(295,542)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization           90,576        113,113
    Provision for losses on accts rec           --       (  3,425)
     Provision for losses on inventory      27,000         24,000
     Common stock issued for services
      to directors                              --         23,170
     Net change in operating assets and liabilities:
      Accounts receivable                  197,177        131,905
      Inventories                         (164,809)        13,069
      Prepaid expenses                      19,463         23,443
      Insurance claim receivable                --        110,000
      Refundable Utility Deposits         (  6,962)            --
      Accounts payable and accrued
       liabilities                         105,851       (  3,705)

Net cash provided by operating activities  116,544        136,028

Cash flows from investing activities:
  Purchases of property and equipment     (  2,400)      (  6,683)

Net cash used in investing activities     (  2,400)      (  6,683)

Cash flows from financing activities:
  Repurchase of common stock                    --       (117,883)
  Increase in line of credit                20,000         40,000

Cash flows provided by (used in) by
  financing activities                      20,000       ( 77,883)

Net change in cash                         134,144         51,462

Cash, beginning of period                  103,207        106,292

Cash, end of period                       $237,351       $157,754

Supplemental disclosure of cash flow information:
  Cash paid for:
  Interest                                $ 15,404       $ 13,308
  Taxes                                   $    800       $    800


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

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

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

(F) Commitments and Contingencies

Manufacturing Agreement - The Company has entered into a manufacturing subcontractor agreement whereby, the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. The Company has moved the majority of its manufacturing operations to Mexico. In December 1992, the Company renegotiated the agreement changing from an hourly rate per employee to a pass through of actual costs plus a weekly administrative fee. The amended agreement gives the Company greater control over all costs associated with the manufacturing operation. In July 1994, the Company again renegotiated the agreement, reducing the administrative fee. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement. In November 1998, the Company extended the Manufacturing Agreement through December 2003. The Company has retained the option to convert the 2004. manufacturing operation to a wholly-owned subsidiary at any time. Should the Company discontinue operations in Mexico, it is responsible for the accumulated employee seniority obligation as prescribed by Mexican law. At
February 28, 2001, this obligation was approximately $379,000. Such obligation is contingent in nature and accordingly has not been accrued in the accompanying balance sheet.

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

                             EARNINGS PER SHARE (UNAUDITED)
                         FOR THE THREE           FOR THE NINE
                          MONTHS ENDED           MONTHS ENDED
                      02/28/01   02/29/00    02/28/01    02/29/00

Basic Earnings (Loss) per Share:

Net income (loss)     $ 19,855 $( 153,460) $( 151,752) $( 295,542)

Net income (loss)
  applicable to
  common shareholders $ 19,855 $( 153,460) $( 151,752) $( 295,542)

Weighted average
  number of common
  shares             2,098,619  2,018,262   2,098,619   2,047,809

Basic income (loss)
 per share            $    .01 $(     .08)  (     .07) $(     .14)

Diluted Earnings (Loss) per Share:

Net income (loss)
  from primary income
  per common share    $ 19,855 $( 153,460) $( 151,752) $( 295,542)

Net income (loss)
  for diluted earnings
  per share           $ 19,855 $( 153,460) $( 151,752) $( 295,542)

Weighted average
  number of shares
  used in calculation
  of diluted earnings
  per share          2,098,619  2,018,262   2,098,619   2,047,809

Diluted earnings
  (loss) per share   $     .01 $(     .08)  $(    .07) $(     .14)






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

Sales or transfers between geographic areas  none         none

Operating loss:
United States                          $(254,970)    $(336,572)
Europe                                    77,400      ( 70,790)
South America                             15,070      ( 15,507)
Other Foreign                             25,524      ( 30,810)
                                       $(136,976)    $(453,679)

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

RESULTS OF OPERATIONS

For the nine months ended February 28, 2001, net income increased from a net loss of $295,542 at February 29, 2000, to a net loss of $151,752 at February 28, 2001. For the three months ended February 28, 2001, net income increased from a net loss of $153,460 at February 29, 2000, to a net profit of $19,855 at February 28, 2001. The increase is primarily attributable to the increase in sales.

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

For the nine months ended February 28, 2001, selling and general and administrative expenses decreased $86,782 (5.4%) compared to the year earlier period. The decrease is primarily attributable to a decrease in labor costs and commissions. For the three months ended February 28, 2001, selling and general and administrative expenses increased $21,023 (4.0%) as compared to the year earlier period. The increase is primarily attributable to non-recurring sales labor costs due to termination of personnel and an increase in sales commissions, partially offset by a decrease in general and administrative labor costs.

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


                                       LANCER ORTHODONTICS, INC.
                                               Registrant



Date May 13, 2002                      By /s/ Zackary Irani
                                       Zackary Irani
                                       Chief Executive Officer