Form 10QSB/A
period 2000-11-30
LANCER ORTHODONTICS INC /CA/
filed 2002-05-17
CIK 57538

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

LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

               FOR THE THREE MONTHS ENDED FOR THE SIX MONTHS ENDED
                        11/30/00   11/30/99   11/30/00   11/30/99

NET SALES             $1,385,436 $1,387,370 $2,716,534 $2,658,914
COST OF SALES            903,332    864,587  1,828,913  1,765,669

  Gross Profit           482,104    522,783    887,621    893,245

OPERATING EXPENSES:
  Selling, General &
  Administrative         512,475    549,056    979,800  1,087,604
  Product Development     33,484     49,672     69,724    106,337

TOTAL OPERATING EXP      545,959    598,728  1,049,524  1,193,941

LOSS FROM OPERATIONS    ( 63,855)  ( 75,945)  (161,903) ( 300,696)

OTHER INCOME (EXPENSE):
  Interest Expense      (  4,653)  (  4,466)  (  9,860) (   8,171)
  Other Inc (Exp), net       482   (  2,817)       956    167,585

TOTAL OTHER INCOME (EXP)(  4,171)  (  7,283)  (  8,904)   159,414

LOSS BEFORE INCOME TAXES (68,026)  ( 83,228) ( 170,807) ( 141,282)

INCOME TAXES                 800         --        800        800

NET LOSS                ( 68,826)  ( 83,228) ( 171,607) ( 142,082)

OTHER COMPREHENSIVE INC       --         --         --         --

COMPREHENSIVE LOSS     $( 68,826) $( 83,228)$( 171,607)$( 142,082)

NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES
Weighted average number
of common shares       2,098,618  2,049,059  2,098,618  2,062,502

BASIC                  $   (.03)  $   (.04)  $   (.08)  $   (.07)

Weighted average number of shares
  used in calculation of diluted
  earnings per share   2,098,618  2,049,059  2,098,618  2,062,502

DILUTED                $   (.03)  $   (.04)  $   (.08)  $   (.07)

LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         FOR THE SIX MONTHS ENDED
                                            11/30/00    11/30/99

Cash flows from operating activities:
  Net loss                                 $(171,607)  $(142,082)
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
  Depreciation and amortization               60,384      75,409
  Provision for losses on accounts rec      ( 16,829)   (  5,234)
  Provision for losses on inventory           18,000      22,000
  Common stock issued for services to
   directors                                      --      23,170
  Net change in operating assets and liabilities:
  Accounts receivable, net                   129,696     119,679
  Inventories                               ( 74,869)   ( 39,257)
  Prepaid expenses                            14,989      20,565
  Insurance claim receivable                      --     110,000
  Accounts payable and accrued liabilities    65,060    ( 81,511)

Net cash (used in) provided by operating
   Activities                                 24,824     102,739

Cash flows from investing activities:
  Purchases of property and equipment       (  2,400)   (  2,983)

Net cash used in investing activities       (  2,400)   (  2,983)

Cash flows from financing activities:
  Repurchase of common stock                      --    (117,550)
  Increase in line of credit                  60,000      40,000

Cash flows provided by (used in) by
  financing activities                        60,000    ( 77,550)


Net change in cash                            82,424      22,206

Cash, beginning of period                    103,207     106,292

Cash, end of period                         $185,631    $128,498




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

Listing Requirements - The Company must maintain a minimum bid price and certain capitalization levels as required by the NASD Marketplace Rule 4310(c). In a letter dated November 10, 2000, NASDAQ had advised the Company that it was not in compliance With the minimum bid price required for listing. The Company Was being afforded a ninety-day grace period, until February 8, 2000 to remedy this deficiency. If the deficiency is not remedied by then, the Company's stock will trade under the Bulletin Board rather than on the NASDAQ SmallCap Stock Market.

NASDAQ also advised the Company on January 5, 2001, that it was not in compliance with the minimum market value of public float and that the Company was being afforded a ninety day grace period, until April 5, 2001, to remedy this deficiency. If the deficiency is not remedied by then, the Company's stock will trade under the Bulletin Board rather than on the NASDAQ Small Cap Stock Market.

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


                                LANCER ORTHODONTICS, INC.
                                      Registrant



Date May 15, 2002               By /s/ Zackary Irani
                                Zackary Irani,
                                Chief Executive Officer