Form 10KSB/A
period 2001-05-31
LANCER ORTHODONTICS INC /CA/
filed 2002-05-17
CIK 57538

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
Securities Registered Pursuant to Section 12(b) of the Act:  NONE
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock,Without Par Value
      (Title of Class)

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

Documents Incorporated by Reference:
1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders to be held on November 12, 2001, are incorporated by reference into Part III.


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


     3(i)  Articles of Incorporation as amended
           Incorporated herein by reference to Exhibit 4.5 of Lancer's S-8 filed March 8, 1994.
     3(ii) By-laws as amended - Incorporated herein by reference to Exhibit 4.6 of Lancer's S-8 filed March 8, 1994.
     10 1993 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's
           S-8 filed March 8, 1994.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended
May 31, 2001.






SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2002

LANCER ORTHODONTICS, INC.


By:  /s/ Zackary Irani                    /s/ Catherine Wyss
     Zackary Irani                        Catherine Wyss
     Chief Executive Officer              Accounting Manager
     Chairman of the Board
     & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                          Title                 Date

/s/ Zackary Irani                                    May 13, 2002
    Zackary Irani           CEO,
                            Chairman of the Board
                            & Director

/s/ Janet Moore                                      May 13, 2002
    Janet Moore             Secretary & Director

/s/ Dr. Robert Orlando                               May 13, 2002
    Dr. Robert Orlando      Director

/s/ Dr. Francis Cano                                 May 13, 2002
    Dr. Francis Cano        Director



















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

                                                      $3,736,636

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

Commitments and contingencies

Stockholders' equity
Redeemable convertible preferred stock, Series D,
  $.04 noncumulative annual dividend; $.50 par value;
  500,000 shares authorized; 0 shares issued and out-
  standing in 2001 ($.50 liquidation preference per share)     -

Common stock, no par value; 50,000,000 shares authorized;
  2,098,620 shares issued and outstanding              4,815,074

  Accumulated deficit                                 (1,857,900)

Total stockholders' equity                             2,957,174

                                                      $3,736,636




Years ended May 31,                         2001          2000

Net sales                               $5,927,603    $5,650,512

Cost of sales                            3,994,161     3,866,001

Gross profit                             1,933,442     1,784,511

Operating expenses:
  Selling                                1,552,061     1,638,804
  General and administrative               407,478       465,387
  Product development                       71,505       184,249

Total operating expenses                 2,031,044     2,288,440

Operating loss                             (97,602)     (503,929)

Other income (expense):
  Interest expense                         (19,931)      (19,562)
  Interest income                              104            36
  Other income, net                          1,370       227,270

Total other (expense) income               (18,457)      207,744

Loss before income taxes                  (116,059)     (296,185)

Income taxes                                   800           800

Net loss                                  (116,859)    $(296,985)

Per share data:

Basic                                    $   (.06)     $    (.15)

Diluted                                  $   (.06)     $    (.15)

























       Series D Preferred Stock     Common Stock      Accumulated
              Shares   Amount    Shares     Amount      Deficit       Total

Balances,
May 31, 1999  370,483  $185,242  2,105,965  $4,697,115  $(1,444,056) $3,438,301

Common stock
issued for
services           -         -      54,725      50,631           -       50,631

Conversion
of
preferred
stock        (370,483) (185,242)    52,926     185,242           -            -

Repurchase
of common
stock              -         -    (114,998)   (117,914)          -     (117,914)

Net loss           -         -          -           -      (296,985)   (296,985)

Balances,
May 31, 2000       -         -   2,098,618   4,815,074   (1,741,041)  3,074,033


Share adjustment   -         -           2          -            -            -


Net loss           -         -          -           -      (116,859)   (116,859)

Balances,
May 31, 2001       -   $     -   2,098,620  $4,815,074  $(1,857,900) $2,957,174

















Years Ended May 31,                            2001        2000

Cash flows from operating activities:

  Net loss                                 $(116,859)   $(296,985)


  Adjustment to reconcile net loss to net
cash provided by operating activities:
   Depreciation and amortization             121,699      151,117
   Provision for losses on accounts
    receivable                                     -         (986)
   Provision for inventory                   129,034            -
   Common stock issued for services                -       50,631
   Net change in operating assets and
    liabilities:
     Accounts receivable                      71,819      119,936
     Inventories                            (255,632)     193,909
     Prepaid expenses                          2,082        5,145
     Insurance claim receivable                    -      110,000
     Accounts payable                        111,228      (92,219)
     Accrued payroll                          16,162        8,912
     Other current liabilities                (9,295)    (104,146)

Net cash provided by operating activities     70,238      145,314

Cash flows from investing activities:
  Purchases of property and equipment         (9,306)     (10,485)
  Other assets                               (12,589)           -

Net cash used in investing activities        (21,895)     (10,485)

Cash flows from financing activities:
  Net decrease in line of credit agreement   (20,000)     (20,000)
  Repurchase of common stock                       -     (117,914)

Net cash used in financing activities        (20,000)    (137,914)

Net change in cash                            28,343       (3,085)

Cash, beginning of period                    103,207      106,292

Cash, end of period                         $131,550     $103,207

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

Interest                                    $ 19,931     $ 19,562

Income taxes                                $    800     $    800

Supplemental disclosures of non-cash investing and financing activities:

Conversion of 370,483 shares of Convertible
 Preferred Stock Series D to 52,926 shares
 of common stock                            $      -     $185,242

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

Earnings per share for the years ended May 31, 2001 and 2000 are as follows:

May 31,                                   2001            2000

Basic loss per share:
Net loss                               $(116,859)     $(296,985)

Net loss applicable to common
 shareholders                          $(116,859)     $(296,985)

Weighted average number of common
 Shares                                2,098,620      2,047,687

Basic loss per share                   $    (.06)     $    (.15)

Diluted loss per share:
Net loss from primary income per
 common share                          $(116,859)     $(296,985)

Net loss for diluted earnings per
 share                                 $(116,859)     $(296,985)

Weighted average number of shares
 used in calculating basic
 earnings per common share             2,098,620      2,047,687

Add:
 Stock options                                 -              -
 Convertible preferred stock                   -              -

Weighted average number of shares
used in calculating diluted
earnings per share                     2,098,620      2,047,687

Diluted loss per share                 $    (.06)     $    (.15)

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

4.  Inventories

The components of inventories at May 31, 2001 are as follows:

Raw materials                                       $515,818
Work in progress                                     161,809
Finished products                                  1,701,417
Inventory reserves                                  (239,201)

Total                                             $2,139,843

Approximately $1,878,000 of inventory is located at the Company's manufacturing facility in Mexico (Note 8).

5.  Property and Equipment

The components of property and equipment at May 31, 2001 are as follows:

Machinery and equipment                           $1,888,562
Dies, tools, and patterns                            375,518
Furniture and fixtures                               126,063
Leasehold improvements                                15,492
Construction in progress                               7,400

                                                   2,413,035

Less accumulated depreciation and amortization    (2,334,662)

Total                                             $   78,373

Approximately $33,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's manufacturing facility in Mexico (Note 8).

Depreciation expense for the years ended May 31, 2001 and 2000, totaled $48,103 $77,521, respectively.

6.  Intangible Assets

The components of intangible assets at May 31, 2001 are as follows:


Marketing and distribution rights                   $442,750
Technology use rights                                858,328
Subtotal                                           1,301,078
Less accumulated amortization                     (1,138,926)

Total                                               $162,152

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

The following summarizes information on short-term borrowings for the year ended May 31, 2001:

May 31,                                                    2001

Average month end balance                               $193,333

Maximum balance outstanding at any month end            $220,000

Weighted average interest rate (computed by dividing
 interest expense by average monthly balance)             10.31%

Interest rate at year end                                  8.25%

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




At May 31, 2001, future aggregate minimum lease payments are as follows:

Years Ending May 31,                                   Amount

2002                                                 $133,543
2003                                                  136,397
2004                                                  106,511
2005                                                   62,292
2006                                                   51,910

Total                                                $490,653

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

May 31,                                   2001            2000

Net loss, as reported                 $(116,059)      $(296,985)
Adjustment to compensation expense
 under SFAS 123                        ( 57,126)       (  6,505)

Net loss, pro forma                   $(173,185)      $(303,490)

Net loss, per common and common
 equivalent share, as reported        $    (.06)      $    (.15)


Net loss per common and common
 equivalent share, pro forma          $    (.08)      $    (.15)



The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2001:
                                                       Weighted
                                                        Average
                     Number of Shares                  Exercise
                    Employee  Non-employee    Total       Price
Outstanding,
 May 31, 1999        149,786      29,000    178,786       $1.06
  Granted             15,000           -     15,000        0.85
  Exercised                -           -          -           -
  Expired                  -           -          -           -

Outstanding,

 May 31, 2000        164,786      29,000    193,786        1.04
  Granted            177,000           -    177,000         .80
  Exercised                -           -          -           -
  Expired            (19,000)          -    (19,000)        .93

Outstanding,
 May 31, 2001       322,786       29,000    351,786       $ .93







The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2001:

                 Number of Options       Weighted    Contractual
                                         Average     Life
                                         Exercise    Remaining
            Outstanding    Exercisable   Price       Years

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2001 are presented below:

                                                           2001
Deferred tax assets:
  Accounts receivable, principally due to allowance
   for doubtful accounts and sales returns              $79,000
  Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986 and allowance for inventory
   Obsolescence                                         129,000
  Compensated absences principally due to accrual
   for financial reporting                               21,000
  Net operating loss carryforwards                      736,000
  Business tax credit carryforwards                     121,000
  Less valuation allowance                           (1,052,000)

Net deferred tax assets                                  34,000

Deferred tax liabilities:
  Unamortized marketing rights                          (34,000)

Net deferred tax liabilities                           $      -


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

Income tax expense for the years ended May 31, 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income as a result of:

May 31,                                    2001            2000

Computed "expected" tax  expense       $(40,621)       (103,665)
Increase (decrease) in income taxes
 resulting from:
  Meals and expenses                      4,662          13,048
  Change in beginning of the year
   balance of the valuation allowance
   for deferred tax assets allocated
   to income tax expense                35,959           90,617
  State and local income taxes, net
   of tax benefit                          800              800

                                       $   800           $  800

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

12.  Export Sales

The Company has significant export sales. The net sales and operating activities are as follows:

May 31,                                  2001             2000

Net Sales
  Domestic                          $3,018,000       $3,133,000
  Europe                             1,852,000        1,379,000
  South America                        415,000          489,000
  Other                                643,000          650,000

Total                               $5,928,000       $5,651,000

Long-lived assets
  Domestic                          $   33,000       $   47,000
  Mexico                                45,000           70,000

Total                               $   78,000       $  117,000