Form 10QSB/A
period 2001-08-31
LANCER ORTHODONTICS INC /CA/
filed 2002-05-17
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended August 31, 2001  Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

           CALIFORNIA                            95-2497155
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:  760) 744-5585

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

Mandatorily redeemable convertible preferred stock
 Series C, $.06 Noncumulative annual dividend,
 $.75 par value, 250,000 shares authorized;
 0 shares issued and outstanding in 2001
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
LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED
                                         8/31/01         8/31/00

Cash flows from operating activities:
 Net loss                              $(128,337)      $(102,781)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization          26,856          30,192
   Provision for losses on accounts
    Receivable                          (  2,059)       ( 17,419)
   Provision for losses on inventory       9,000           9,000
   Net change in operating assets
   and liabilities:
    Accounts receivable                 ( 56,726)       ( 52,726)
    Inventories                         (150,427)         21,539
    Prepaid expenses                      24,244          19,099
    Accounts payable                     263,750          96,687
    Accrued payroll                     ( 23,954)       (  3,750)
    Other current liabilities              6,108        (  4,290)

Net cash used in operating activities   ( 31,545)       (  4,449)

Cash flows from investing activities:
 Purchases of property and equipment          --        (  2,400)
 Other assets                           (  7,786)             --

Net cash used in investing activities   (  7,786)       (  2,400)

Cash flows from financing activities:
 Increase in line of credit               20,000          40,000

Cash flows provided by financing
 Activities                               20,000          40,000

Net change in cash                      ( 19,331)         33,151

Cash, beginning of period                131,550         103,207

Cash, end of period                     $112,219        $136,358

Supplemental disclosure of cash flow information:
 Cash paid for:
  Interest                              $  3,222        $  5,207

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

                                    EARNINGS PER SHARE (UNAUDITED)
                                      FOR THE THREE  MONTHS ENDED
                                        8/31/01           8/31/00
Basic Loss per Share:
Net loss                             $( 128,337)       $( 102,781)

Net loss applicable to common
 shareholders                        $( 128,337)       $( 102,781)

Weighted average number of
 common shares                        2,098,620         2,098,618

Basic loss per Share                 $(     .06)       $(     .05)

Diluted Loss per Share:
Net loss from primary income
 per common share                    $( 128,337)       $( 102,781)

Net loss for diluted earnings
 per share                           $( 128,337)       $( 102,781)

Weighted average number of shares
 used in calculation of diluted
 earnings per share                   2,098,620         2,098,618

Diluted loss per share              $(      .06)      $(      .05)
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

At August 31, 2001, the Company was not in compliance with its required minimum tangible net worth ratio and is in technical default under the compliance provisions of the bank line of credit. The line of credit expired on September 30, 2001.
As of the date of his filing, the Company has obtained approval of a new line of credit with a new lender, however, final documents have not been executed.

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