Form 10KSB
period 2002-05-31
LANCER ORTHODONTICS INC /CA/
filed 2002-08-29
CIK 57538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(No fee required)

For the Fiscal Year Ended May 31, 2002 Commission File No. 0-5920

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

Issuer's revenue for its most recent fiscal year $6,022,331.

The aggregate market value of the voting stock held by non-affiliates of Issuer, based upon the closing sale price of the common stock as reported on the OTC Bulletin Board, on August
14, 2002 was approximately $500,000.

The number of shares of Issuer's no par value common stock outstanding as of August 14, 2002, was 2,196,223.

Documents Incorporated by Reference:
  1. Portions of Issuer's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.




PART I

Item 1.  DESCRIPTION OF BUSINESS

General Development of Business

Lancer Orthodontics, Inc. ("Lancer") is engaged in the business of manufacturing and marketing orthodontic products. The Company was incorporated in California on August 25, 1967. Lancer conducts its operations at two facilities, located at 253 Pawnee Street, San Marcos, California 92069-2347 and in Mexicali, Mexico.

In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. In November 1998, Lancer extended the manufacturing agreement through October 2000.

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations.
Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2002, this obligation was approximately $365,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended
May 31, 2002.

Narrative Description of the Business

Principal Products and Industry Segments. Lancer's manufactured product line includes preformed bands, direct bonding brackets, buccal tubes, arch wires, lingual attachments, related accessories, and dental amalgams. The foregoing are assembled to the orthodontists' prescriptions or the specifications of private label customers. Lancer's manufactured products are also sold to distributors worldwide.

In addition, Lancer markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches.
Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2002 fiscal year, Lancer had seven sales representatives, all in the United States, all of whom are employees of Lancer.

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

For the fiscal years ended May 31, 2002 and 2001, sales by class of product are:

  Class of Product                     2002           2001
  Manufactured Products           $4,143,000     $4,609,000
  Resale Products                  1,879,000      1,319,000
  TOTAL                           $6,022,000     $5,928,000

Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

Financial Information About Foreign and Domestic Operations and
Export Sales.  For the fiscal years ended May 31, 2002 and 2001:

                                        2002           2001
Sales to unaffiliated customers:
  United States                   $3,031,000     $3,018,000
  Europe                           1,813,000      1,852,000
  South America                      366,000        415,000
  Middle East                        334,000        226,000
  Other Foreign                      478,000        417,000
                                  $6,022,000     $5,928,000

No other geographic concentrations exist where net sales exceed
10% of total net sales.

                                        2002           2001
Long-lived assets:
  United States                     $ 21,000       $ 33,000
  Mexico                              27,000         45,000
                                    $ 48,000       $ 78,000

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

With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community.
The international ISO 9902 and EN 46002 standards will become obsolete in December 2003. As a result, Lancer is currently in the process of updating its Quality Management System for conformance to the new ISO 9000:2000 international quality system standards, as well as the ISO 13485 standard for medical devices. Compliance with and certification to both ISO 9000:2000 and ISO 13485 is expected in the Spring of 2003.

Competition. Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's seven major competitors are Unitek, a subsidiary or division of 3M; "A" Company and Ormco, subsidiaries or divisions of Sybron Dental Specialties; RMO, Inc., a private company; American Orthodontics, a private company; GAC, a private company; and Dentaurum, a foreign company. Lancer estimates that these seven competitors account for approximately 70-80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these seven competitors is larger than Lancer, has more diversified product lines, and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of its major competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

Sources and Availability of Raw Materials. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2002 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

Customers, Backlog, and Seasonality of Business. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 2002 and 2001. Lancer's backlog at May 31, 2002 and 2001, was $84,000 and $167,000, respectively. Lancer's business has not been subject to significant seasonal fluctuations.

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

Product Development and Improvement. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. The total costs incurred by Lancer on product development activities were approximately $4,000 and $72,000 for the fiscal years ended May 31, 2002 and 2001, respectively.

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

Employees.  As of August 14, 2002, Lancer had 35 employees,
1 part time. Additionally, Lancer, through its Mexican subsidiary, employed approximately 97 people in Mexico.

Item 2.  PROPERTIES

The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $8,894 at May 31, 2002, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2002 and 2001 was approximately $69,000.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for his facility for the years ended May 31, 2002 and 2001, was approximately $69,000 and $74,000, respectively.

Future aggregate minimum annual cash lease payments are as follows:

                    Years ending
                    May 31, 2003         $144,545
                    May 31, 2004          114,659
                    May 31, 2005           70,440
                    May 31, 2006           58,700
                                         $388,344

Item 3.  LEGAL PROCEEDINGS - Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the quarter ended May 31, 2002.

PART II

Item 5.  MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

Approximate high and low sales prices for Lancer's common stock, as reported by NASDAQ or based on a graph provided by MSN, for the last two years are presented below. The market for Lancer's stock is limited and sporadic and is traded under the symbol LANZ.

  Quarter Ended                    High       Low
  August 31, 2000                 $1.43     $ .75
  November 30, 2000               $1.39     $ .39
  February 28, 2001               $1.50     $ .14
  May 31, 2001                    $ .54     $ .21
  August 31, 2001                 $ .30     $ .20
  November 30, 2001               $ .35     $ .21
  February 28, 2002               $ .30     $ .21
  May 31, 2002                    $ .38     $ .34

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

The approximate number of beneficial holders of Lancer's common stock at May 31, 2002, was 473.

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

Result of Operations

For the fiscal year ended May 31, 2002, net sales increased $94,728 (1.6%) from $5,927,603 in 2001 to $6,022,331 in 2002.
International net sales increased $81,963 (2.8%) from $2,909,265 in 2001 to $2,991,228 in 2002. This increase is primarily in Middle Eastern and Mexican sales. Domestic net sales increased $12,765 (0.4%) from $3,018,338 in 2001 to $3,031,103 in 2002.

Cost of sales, as a percentage of sales, increased 1.7% from 67.4% in fiscal 2001 to 69.1% in fiscal 2002. The increase is primarily attributable to increased sales to distributors and managed care facilities which have a lower gross margin.

Selling expenses decreased $221,926 (14.3%) from $1,552,061 in 2001 to $1,330,135 in 2002. The decrease is primarily attributable to decreases in labor costs, travel expenses, and show expenses.

General and Administrative expenses increased $22,307 (5.5%) from $407,478 in 2001 to $429,785 in 2002. The increase is primarily attributable to an increase in labor costs, offset by a decrease in other expenses.

Product Development expenses decreased $67,663 (94.6%) from
$71,505 in 2001 to $3,842 in 2002. The decrease is primarily attributable to a transfer of personnel from product development to operations.

Interest expense decreased $2,392 (12.0%) from $19,931 in 2001 to $17,539 in 2002. The decrease is primarily attributable to a decrease in the average line of credit balance.

Other expense increased $44,665 from other income of $1,370 in 2001 to other expense of $43,295 in 2002. The increase is primarily attributable to investor relations costs and financing costs associated with the line of credit and exploring other financing options.

Financial Condition, Liquidity, and Capital Resources

During fiscal 2002, management negotiated a new line of credit with a financial institution through October 24, 2003. The line of credit allows for borrowing up to $400,000 and is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2002 was $65,669. The unused portion available under the line of credit at May 31, 2002, was approximately $229,000. Borrowings bear interest at prime plus 2.00% per annum (8.0% at May 31, 2002), but never less than 8.0%.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,100,000, which was met, and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of 0.0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.


Working capital increased $142,791 (5.3%) from $2,697,500 in 2001 to $2,840,291 in 2002. The increase is primarily attributable to a decrease in the line of credit and accounts payable, and an increase in accounts receivable.

Lancer's management believes that it will be able to finance
Lancer's operations through cash flow and available borrowings for the foreseeable future.

Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. Subsequent to year end, the Company received $51,000 as an initial payment on the claim. The Company expects to receive an amount above cost representing the value of the stolen inventory at net average selling price, less commissions and royalties.

Recent Accounting Pronouncements

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Management has not yet determined the impact of the adoption of SFAS 142 on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Company," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with a exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

In general, the critical accounting policies that may require judgments or estimates relate specifically to the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation, and Income Tax Accruals.

We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. Sales of manufactured and resale products comprise approximately 69% and 31% of total sales, respectively, for fiscal 2002. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2002, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.


Factors That May Affect Future Results

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Lancer and are not meant to be an exhaustive discussion of risks that apply to companies such as Lancer.
Like other businesses, Lancer is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Lancer or its customers.

Item 7.  FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES - Not Applicable

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 2002, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2002, is also incorporated herein by reference. Information regarding Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2002, is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2002, is incorporated herein by reference.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2002, is incorporated herein by reference.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the year ended May 31, 2002.
























SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 29, 2002

LANCER ORTHODONTICS, INC.


By:   /s/ Zackary Irani                    /s/ Catherine Wyss
          Zackary Irani                        Catherine Wyss
          Chief Executive Officer,             Accounting Manager
          Chairman of the Board,
          and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                  Title                  Date


/s/ Zackary Irani                                 August 29, 2002
      Zackary Irani        CEO, Chairman of
                           the Board& Director

/s/ Janet Moore                                   August 29, 2002
      Janet Moore          Secretary & Director

/s/ Dr. Robert Orlando                            August 29, 2002
      Dr. Robert Orlando   Director

/s/ Dr. Francis Cano                              August 29, 2002
      Dr. Francis Cano     Director





















Lancer Orthodontics, Inc.
Consolidated Financial Statements
As of May 31, 2002 and
For Each of the Two Fiscal Years Then Ended



Report of Independent Certified Public Accountants          FS-2


Consolidated Financial Statements

Consolidated Balance Sheet                                  FS-3

Consolidated Statements of Operations                       FS-4

Consolidated Statements of Stockholders' Equity             FS-5

Consolidated Statements of Cash Flows                       FS-6


Notes to Consolidated Financial Statements          FS-7 - FS-18



































Report of Independent Certified Public Accountants


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying consolidated balance sheet of Lancer Orthodontics, Inc. (the "Company") and its wholly-owned subsidiary as of May 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 2002, and the results of its operations and its cash flows for each of the two fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.




BDO SEIDMAN, LLP




Orange County, California
July 26, 2002







May 31,                                                     2002

Assets

Current assets
  Cash                                                $  128,585
  Accounts receivable, net of allowance for
   doubtful accounts of $180,000                       1,121,935
  Insurance claim receivable                              81,758
  Inventories, net of reserve of $188,608              2,087,759
  Prepaid expenses                                        54,275

Total current assets                                   3,474,312

Property and equipment, net                               47,586
Intangible assets, net                                    88,556
Other assets                                              35,546

                                                      $3,646,000

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                    $  419,353
  Accrued payroll and related benefits                    94,993
  Other current liabilities                               54,006
  Line of credit                                          65,669

Total current liabilities                                634,021

Commitments and contingencies

Mandatorily Redeemable convertible preferred stock,
 Series C, $0.06 noncumulative annual dividend;
 $0.75 par value; 250,000 shares authorized;
 0 shares issued and outstanding in 2002
 ($0.75 liquidation preference)                                -

Stockholders' equity

 Redeemable convertible preferred stock,
  Series D, $0.04 noncumulative annual dividend;
  $0.50 par value; 500,000 shares authorized;
  0 shares issued and outstanding in 2002
  ($0.50 liquidation preference per share)                     -

 Common stock, no par value; 50,000,000 shares
  authorized;   2,098,628 shares issued and
  outstanding, and   62,595 shares subscribed          4,832,095
 Accumulated deficit                                  (1,820,116)

Total stockholders' equity                             3,011,979

                                                      $3,646,000



Years ended May 31,                         2002            2001

Net sales                             $6,022,331      $5,927,603

Cost of sales                          4,159,048       3,994,161

Gross profit                           1,863,283       1,933,442

Operating expenses:
  Selling                              1,330,135       1,552,061
  General and administrative             429,785         407,478
  Product development                      3,842          71,505

Total operating expenses               1,763,762       2,031,044

Operating income (loss)                   99,521         (97,602)

Other income (expense):
  Interest expense                       (17,539)        (19,931)
  Interest income                            357             104
  Other income (expense), net            (43,295)          1,370

Total other expense                      (60,477)        (18,457)

Income (loss) before income taxes         39,044        (116,059)

Income taxes                               1,260             800

Net income (loss)                      $  37,784       $(116,859)

Per share data:

  Basic                                $    0.02       $   (0.06)

  Diluted                              $    0.02       $   (0.06)
























               Series D                          Common Stock
            Preferred Stock     Common Stock      -Subscribed   Accumulated
             Shares Amount   Shares      Amount  Shares Amount     Deficit       Total
Balances,
May 31, 2000     -   $ -   2,098,618  $4,815,074      -   $  -   $(1,741,041)  3,074,033

Share
Adjustment       -     -           2           -      -      -            -           -

Net loss                                                            (116,859)   (116,859)
Balances,
May 31, 2001     -     -   2,098,620   4,815,074      -      -    (1,857,900)  2,957,174

Share
Adjustment       -     -           8           -      -      -            -           -

Common stock
subscribed for
services         -     -           -           -  62,595  17,021          -       17,021

Net income       -     -           -           -      -      -        37,784      37,784

Balances,
May 31, 2002     -   $ -   2,098,628  $4,815,074  62,595 $17,021 $(1,820,116) $3,011,979

















Years Ended May 31,                         2002            2001

Cash flows from operating activities:
  Net (loss) income                     $ 37,784       $(116,859)
  Adjustment to reconcile net (loss)
   income to net cash provided by
   operating activities:
   Depreciation and amortization         107,770         121,699
   Provision for losses on accounts
    Receivable                             5,000               -
   Provision for inventory                     -         129,034
   Common stock subscribed for services   17,021               -
   Net change in operating assets and
    liabilities:
     Accounts receivable                  34,016          71,819
     Inventories                          52,084        (255,632)
     Prepaid expenses                     (9,657)          2,082
     Insurance claim receivable          (81,758)              -
     Accounts payable                    (41,999)        111,228
     Accrued payroll                     (22,732)         16,162
     Other current liabilities            (6,379)         (9,295)

Net cash provided by operating activities 91,150          70,238

Cash flows from investing activities:
  Purchases of property and equipment    ( 3,387)         (9,306)
  Other assets                           (16,397)        (12,589)

Net cash used in investing activities    (19,784)        (21,895)

Cash flows from financing activities:
  Net decrease in line of credit
   agreement                             (74,331)        (20,000)

Net cash used in financing activities    (74,331)        (20,000)

Net change in cash                        (2,965)         28,343

Cash, beginning of period                131,550         103,207

Cash, end of period                     $128,585        $131,550

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

    Interest                            $ 17,539        $ 19,931

    Income taxes                        $  1,260        $    800









1.  Organization

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company had a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 7). During fiscal 2002, the facility in Mexico was incorporated and became a wholly-owned and consolidated subsidiary of the Company. This subsidiary now also administers services previously provided by an independent manufacturing contractor (Note 7). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 69% and 31% of total sales, respectively, for fiscal 2002 and 78% and 22% of total sales, respectively, for fiscal 2001.

Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 42% and 51% during fiscal 2002 and 2001, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica exercises significant financial control over the Company and its operations.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Lancer Orthodontics, Inc. and its wholly-owned subsidiary, Lancer Orthodontics de Mexico ("Lancer de Mexico"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Methods

The Company uses the accrual method of accounting for financial and income tax reporting purposes.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 2002.



Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Cash Balances - The Company, at times, maintains cash balances at certain financial institutions in excess of the federally insured deposits.

Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may materially differ from the estimated amounts. As of May 31, 2002, reserves for credit losses totaled $130,000. Reserves for sales returns totaled $50,000. At May 31, 2002, one customer accounted for approximately 12.6% of gross accounts receivable. At May 31, 2001, three customers accounted for approximately 13.8%, 13.6% and 10.2% of gross accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 2002 and 2001.

Suppliers - At May 31, 2002, one company accounted for 35.4% of accounts payable. At May 31, 2001, no one company accounted for more than 10% of accounts payable. No company accounted for more than 10% of purchases for the years ended May 31, 2002 and 2001.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Costs include materials, direct labor, and an allocable portion of direct and indirect manufacturing overhead. Market is determined by comparison with recent sales prices or net realizable value.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2002.

Stock Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied.
The Company has elected to account for its stock based compensation to employees under APB 25 (Note 8).

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, at which point title passes. An allowance is established for estimated returns as revenue is recognized.

Research and Development

Research and development expenses are expensed as incurred.
The Company expensed approximately $4,000 and $72,000 of research and development expenses during the years ended
May 31, 2002 and 2001, respectively.


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

Net Income per Common Share and Dividends

The Company discloses earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS 128").
SFAS 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year.
Potential common shares, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 2002 and 2001 as their effect was anti-dilutive. As of May 31, 2002, there was a total of 239,000 potential dilutive shares of common stock.

Earnings per share for the years ended May 31, 2002 and 2001 are as follows:

May 31,                                     2002            2001
Basic income (loss) per share:
Net income (loss)                      $  37,784       $(116,859)

Net income (loss) applicable to
 common shareholders                   $  37,784       $(116,859)

Weighted average number of common
 shares                                2,098,792       2,098,620

Basic income (loss) per share          $    0.02       $   (0.06)

Diluted income (loss) per share:

Net income (loss) from primary
 income per common share               $  37,784       $(116,859)

Net income (loss) for diluted
 earnings per share                    $  37,784       $(116,859)

Weighted average number of shares
 used in calculating basic earnings
 per common share                      2,098,792       2,098,620

Add:
  Stock options                               -                -
  Convertible preferred stock                 -                -

Weighted average number of shares
 used in calculating diluted earnings
 per share                            2,098,792        2,098,620

Diluted income (loss) per share       $    0.02        $   (0.06)

Recent Accounting Pronouncements

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Management has not yet determined the impact of the adoption of FAS No. 142 on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on the Company's financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS
No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). " SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.










3.  Inventories

The components of inventories at May 31, 2002 are as follows:

Raw materials                                         $  422,975
Work in progress                                          99,592
Finished products                                      1,753,800
Inventory reserves                                      (188,608)

Total                                                 $2,087,759

Approximately $1,858,000 of gross inventory is located at the Company's wholly-owned subsidiary manufacturing facility in Mexico (Note 8).

4.  Property and Equipment

The components of property and equipment at May 31, 2002 are as follows:

Machinery and equipment                               $1,891,949
Dies, tools, and patterns                                375,518
Furniture and fixtures                                   120,063
Leasehold improvements                                    15,492
Construction in progress                                   7,400
                                                       2,410,422

Less accumulated depreciation and amortization        (2,362,836)

Total                                                 $   47,586

Approximately $26,500 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's wholly-owned subsidiary in Mexico (Note 7).

Depreciation expense for the years ended May 31, 2002 and 2001, totaled $30,787 and $48,103, respectively.

5.  Intangible Assets

The components of intangible assets at May 31, 2002 are as follows:

Marketing and distribution rights                     $  442,750

Technology use rights                                    858,328

Subtotal                                               1,301,078

Less accumulated amortization                         (1,212,522)

Total                                                 $   88,556

Amortization expense for each of the years ended May 31, 2002 and 2001 was $73,596.


6.  Line of Credit

At May 31, 2001, the Company had a line of credit with a bank for borrowings up to $300,000. The line of credit bears interest at prime plus 1.25% per annum (8.25% at May 31, 2001). Allowable borrowings are limited to specified percentages of eligible accounts receivable. The line of credit terminated on October 24, 2001.

Effective October 24, 2001, the Company obtained a new line of credit with a different financial institution for borrowing up to $400,000, which is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2002 was $65,669. The initial drawings were used to pay off in full the outstanding balance on the previous line of credit. The unused portion available under the line of credit at May 31, 2002 was approximately $229,000. The new line of credit bears interest at prime plus 2% per annum (8.0% at May 31, 2002) but never less than 8.0%. The line of credit expires on October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,100,000. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of 0.0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its debt covenants at May 31, 2002.

The following summarizes information on short-term borrowings for the year ended May 31, 2002:

May 31,                                                    2002

Average month end balance                              $165,125

Maximum balance outstanding at any month end           $223,103

Weighted average interest rate (computed by dividing
 interest expense by average monthly balance)             10.6%

Interest rate at year end                                  8.0%

7.  Commitments and Contingencies

Leases

The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $8,894 at May 31, 2002, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2002 and 2001 was approximately $69,000.

The Company entered into a non-cancelable operating lease for its Mexico subsidiary which expires March 2006, which requires average monthly rentals of approximately $6,000. Total expense for this facility was approximately $69,000 and $74,000 during the years ended May 31, 2002 and 2001, respectively.

The Company entered into a non-cancelable operating lease for a copier in February 2002 which expires February 2006, which requires monthly rentals of $189. Total expense for the copier was approximately $2,000 during the year ended May 31, 2002.

At May 31, 2002, future aggregate minimum lease payments are as follows:

Years Ending May 31,                                 Amount

2003                                               $144,545
2004                                                114,659
2005                                                 70,440
2006                                                 58,700

Total                                              $388,344

Manufacturing Agreement

In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, the
Company leased the Mexicali facility under a separate arrangement, as discussed in above under Leases. Since
October 2000, the manufacturing agreement was operated on a month-to-month basis. During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2002, this obligation was approximately $365,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.


Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended
May 31, 2002.

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

Litigation

The Company is, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

8.  Stockholders' Equity

Mandatorily Redeemable Convertible Preferred Stock - Series C

The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $0.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, or by request of a holder, can redeem outstanding shares of the preferred stock for cash at $0.75 per share after December 31, 1994. At May 31, 2002, there were no shares issued and outstanding. There were no dividends declared or paid in 2002 or 2001.

Redeemable Convertible Preferred Stock - Series D

The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $0.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $0.50 per share after December 31, 1994. In May 2000, all 370,483 issued and outstanding shares were converted into 52,926 shares of common stock. At May 31, 2002, there were no shares issued and outstanding. There were no dividends declared or paid in 2002 or 2001.

Common Stock

The Company has agreed to issue 37,595 shares of its common stock valued at $8,271 to Biomerica for certain management and consulting services.

The Company has agreed to issue 25,000 shares of its common stock valued at $8,750 to its Chief Executive Officer for certain management services.

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

During the year ended May 31, 2001, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.25 to a director of the Company, which vest ratably over one year and have a term of five years.

During the year ended May 31, 2001, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $0.875 to certain employees of the Company, which vest ratably over one year and have a term of five years.

During the year ended May 31, 2002, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.40 to a non-employee of the Company, which have a term of one year.

SFAS 123 Pro Forma Information

Pro forma information regarding net income (loss) and income
(loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the year ended May 31, 2001: risk free interest rate of 4.5%; dividend yield of 0%; expected life of the option of three years; and volatility factor of the expected market price of the Company's common stock of 100%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, 2002 and 2001, are as follows:

May 31,                                     2002           2001

Net income (loss), as reported           $37,784      $(116,059)
Adjustment to compensation expense
 under SFAS 123                                -        (57,126)

Net income (loss), pro forma             $37,784      $(173,185)

Net income (loss), per common and
 common equivalent share, as reported    $  0.02      $   (0.06)

Net income (loss), per common and
 common equivalent share, pro forma      $  0.02      $   (0.08)

The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2002:
                                                       Weighted
                    Number of Shares                    Average
                                Non-                   Exercise
                  Employee    Employee        Total       Price
Outstanding,
 May 31, 2000      164,786      29,000      193,786       $1.04
  Granted          177,000           -      177,000        0.80
  Exercised              -           -            -           -
  Expired          (19,000)          -      (19,000)       0.93
Outstanding,
 May 31, 2001      322,786      29,000      351,786        0.93
  Granted                -      20,000       20,000        0.40
  Exercised              -           -            -           -
  Expired         (132,786)          -     (132,786)       1.03
Outstanding,
 May 31, 2002      190,000      49,000      239,000       $0.83

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2002:

                                           Weighted  Contractual
                     Number of Options      Average         Life
                                           Exercise    Remaining
Exercise Price  Outstanding  Exercisable      Price        Years

$0.25                20,000       20,000      $0.25         0.92
$0.40                20,000       20,000      $0.40         0.42
$0.85-0.875         109,000      109,000      $0.87         3.13
$1.00                90,000       90,000      $1.00         1.25

    Total           239,000      239,000      $0.83

9.  Retirement Savings Plan

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

10.  Income Taxes

The provision for income taxes for the years ended May 31, 2002 and 2001 were $1,260 and $800, respectively, consisting primarily of minimum state taxes.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2002 are presented below:

May 31,                                                     2002

Deferred tax assets:
  Accounts receivable, principally due to allowance
   for doubtful accounts and sales returns               $72,000
  Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the
   Tax Reform Act of 1986 and allowance for
   inventory obsolescence                                104,000

  Compensated absences principally due to accrual
   for financial reporting                                14,000

  Employee bonuses paid                                    2,000

  Net operating loss carryforwards                       710,000

  Business tax credit carryforwards                      104,000

  Less valuation allowance                              (982,000)

Net deferred tax assets                                   24,000

Deferred tax liabilities:
  Unamortized marketing rights                           (24,000)

Net deferred tax liabilities                          $        -

Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 2002. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

Income tax expense for the years ended May 31, 2002 and 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income as a result of:

May 31,                                     2002            2001

Computed "expected" tax expense          $13,665        $(40,621)
Increase (decrease) in income taxes
 resulting from:
  Meals and expenses                       5,363           4,662
  Change in beginning of the year
   balance of the valuation allowance
   for deferred tax assets allocated
   to income tax expense                 (19,028)         35,959
  State and local income taxes, net
   of tax benefit                          1,260             800

                                         $ 1,260        $    800

As of May 31, 2002, the Company has net tax operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2002, the Company has net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.











11.  Export Sales

The Company has significant export sales. The net sales and operating activities are as follows:

May 31,                                     2002            2001

Net Sales
  Domestic                            $3,031,000      $3,018,000
  Europe                               1,813,000       1,852,000
  South America                          366,000         415,000
  Middle East                            334,000         226,000
  Other                                  478,000         417,000

Total                                 $6,022,000      $5,928,000

Long-lived Assets
  Domestic                            $   21,000      $   33,000
  Mexico                                  27,000          45,000

Total                                 $   48,000      $   78,000

12.  Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer De Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which has been reflected in the accompanying financial statements as a reduction in inventories and an addition to insurance claim receivable. Subsequent to year-end, the Company received $51,000 as an initial payment on the claim. The Company expects to receive an aggregate amount above cost representing the value of the stolen inventory at net average selling price, less commissions and royalties.