Form 10QSB
period 2002-08-31
LANCER ORTHODONTICS INC /CA/
filed 2002-10-15
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended August 31, 2002	Commission File No. 0-5920

                    LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

         CALIFORNIA                           95-2497155
(State or Other Jurisdiction of            (I.R.S. Employer
Incorporation or Organization)             Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:  (760) 744-5585

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X                 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,196,233

Traditional small business disclosure format (check one):

     Yes     X                 No

















PART I.  FINANCIAL INFORMATION

Item 1.  SUMMARIZED FINANCIAL INFORMATION

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
8/31/02

ASSETS
CURRENT ASSETS:
  Cash                                                $  208,428
  Accounts receivable, less allowances for sales
   returns and doubtful receivables of $181,136        1,040,222
  Inventories, net of reserve of $203,608              2,019,779
  Prepaid expenses                                        49,231
  Total current assets                                 3,317,660

PROPERTY AND EQUIPMENT, at cost                        2,412,486
  Less:  Accumulated depreciation                     (2,368,554)
                                                          43,932
INTANGIBLE ASSETS:
  Marketing and distribution rights, net                  53,950
  Technology use rights, net                              16,207
                                                          70,157
OTHER ASSETS                                              35,546
  Total assets                                        $3,467,295

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  280,103
  Accrued payroll and related benefits                   108,845
  Other current liabilities                               62,840
  Line of credit                                           1,208
  Total current liabilities                              452,996

Mandatorily redeemable convertible preferred stock
  Series C, $.06 noncumulative annual dividend, $.75
  par value, 250,000 shares authorized; 0 shares issued
  and outstanding in 2001($.75 liquidation preference)        --

COMMITMENTS AND CONTINGENCIES                                 --

STOCKHOLDERS' EQUITY:
  Redeemable convertible preferred stock, Series D,
   $.04 noncumulative annual dividend; $.50 par value:
   Authorized 500,000 shares; 0 shares issued and
   outstanding ($.50 liquidation preference per share)        --
  Common stock, no par value: authorized 50,000,000
   shares; issued and outstanding 2,196,233            4,844,345
  Prepaid expense                                     (    7,000)
  Accumulated deficit                                 (1,823,046)
  Total stockholders' equity                           3,014,299
  Total liabilities and stockholders' equity          $3,467,295




LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED
                                         8/31/02        8/31/01

NET SALES                              $1,285,499     $1,434,788

COST OF SALES                             923,580      1,077,398

  Gross Profit                            361,919        357,390

OPERATING EXPENSES:
  Selling                                 282,101        377,447
  General & Administrative                110,263        105,818
  Product Development                      15,186             --

TOTAL OPERATING EXPENSES                  407,550        483,265

LOSS FROM OPERATIONS                     ( 45,631)     ( 125,875)

OTHER INCOME (EXPENSE):
  Interest Expense                       (  3,572)     (   3,222)
  Other Income (Expense), net              46,272            760

TOTAL OTHER INCOME (EXPENSE)               42,700      (   2,462)

LOSS BEFORE INCOME TAXES                 (  2,931)     ( 128,337)

INCOME TAXES                                   --             --

NET LOSS                                 (  2,931)     ( 128,337)

OTHER COMPREHENSIVE INCOME                     --             --

COMPREHENSIVE LOSS                      $(  2,931)    $( 128,337)


NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of common shares 2,196,233     2,098,620

BASIC                                   $(    .00)     $(    .06)

Weighted average number of shares used
  in calculation of diluted earnings
  per share                              2,196,233     2,098,620

DILUTED                                 $(    .00)     $(    .06)







LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED
                                          8/31/02        8/31/01

Cash flows from operating activities:
  Net loss                              $(  2,931)     $(128,337)
  Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
   Depreciation and amortization           24,117         26,856
   Provision for losses on accounts
    Receivable                              1,136       (  2,059)
   Provision for losses on inventory       15,000          9,000
   Common stock issued for services         5,250             --
   Net change in operating assets and liabilities:
    Accounts receivable                    80,577       ( 56,726)
    Inventories                            52,980       (150,427)
    Prepaid expenses                        5,044         24,244
    Insurance claim receivable             81,758             --
    Accounts payable                     (139,250)       263,750
    Accrued payroll                        13,852       ( 23,954)
    Other current liabilities               8,835          6,108

Net cash provided by (used in)
  operating activities                    146,368       ( 31,545)

Cash flows from investing activities:
  Purchases of property and equipment    (  2,064)            --
  Other assets                                 --       (  7,786)

Net cash used in investing activities    (  2,064)      (  7,786)

Cash flows from financing activities:
  Increase (decrease) in line of credit  ( 64,461)        20,000

Cash flows provided by (used in)
  financing activities                   ( 64,461)        20,000

Net change in cash                         79,843       ( 19,331)

Cash, beginning of period                 128,585        131,550

Cash, end of period                      $208,428       $112,219

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                             $  3,572       $  3,222

  The Company issued 20,000 shares of
   common stock valued at $7,000 for
   services to be rendered               $  7,000       $     --




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

Reference is made to Note 2 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company.

(B) Organization

The Company was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note F). The facility is incorporated and is a wholly-owned and consolidated subsidiary of the Company. This subsidiary now also administers services previously provided by an independent manufacturing contractor. The Company also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. The Company also sells certain of its products on a private label basis.

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

(E) Line of Credit

At August 31, 2002, the Company has a $400,000 line of credit with a financial institution, through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at August 31, 2002) and are limited to specified percentages of eligible accounts receivable. The outstanding balance at August 31, 2002 was $1,208 and the unused portion available was approximately $312,000. The Company was in compliance with its debt covenants at August 31, 2002.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,100,000 and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement.

(F) Commitments and Contingencies

In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Since October 2000, the manufacturing agreement was operated on a month to month basis.

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned and consolidated subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At August 31, 2002, this obligation was approximately $246,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Leases - The Company leases its corporate facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $7,951 at August 31, 2002, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the three months ended August 31, 2002 was approximately $17,000.

The Company has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the three months ended August 31, 2002 was approximately $18,000.

At May 31, 2002, future aggregate minimum lease payments are as follows:

              Years ending May 31,
                    2003             $144,545
                    2004              114,659
                    2005               70,440
                    2006               58,700
                    Total            $388,344

Common Stock - The Company's stock is now traded on the OTC
Bulletin Board.

(G) Income Taxes

At May 31, 2002, the Company had net tax operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2002, the Company had net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.





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

During the quarter ended August 31, 2002, 35,000 shares of common stock valued at $12,250 were issued to the Company's Chief
Executive Officer for certain management services.

The Company issued non-qualified options granted to the Chief Executive Officer to purchase 113,000 shares of Common Stock at $.30. These options were granted on December 1, 2001 and are exercisable at the rate of one-third per year and have a term of five years.

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

                                    EARNINGS PER SHARE (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED
                                              8/31/02     8/31/01
  Basic Loss per Share:
Net loss                                    $(  2,931) $( 128,337)

Net loss applicable to common
  Shareholders                              $(  2,931) $( 128,337)

Weighted average number of common shares    2,196,233   2,098,620

Basic loss per Share                        $(    .00) $(     .06)

  Diluted Loss per Share:

Net loss from primary income per
  common share                              $(  2,931) $( 128,337)

Net loss for diluted earnings per share     $(  2,931) $( 128,337)

Weighted average number of shares used in
  calculation of diluted earnings per share 2,196,233   2,098,620

Diluted loss per share                      $(    .00)  $(    .06)

The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise or outstanding common stock options and warrants because their effect was anti-dilutive due to losses incurred by the Company.

As of August 31, 2002, there was a total of 344,000 potential dilutive shares of common stock.


(J) Financial Information About Foreign and Domestic Operations and Export Sales

                                       FOR THE THREE MONTHS ENDED
                                          8/31/02        8/31/01
    Sales to unaffiliated customers:
         United States                 $  754,597     $  742,271
         Europe                           288,435        439,879
         Central and South America         59,240         91,889
         Middle East                       72,163         48,372
         Other Foreign                    111,064        112,377
                                       $1,285,499     $1,434,788

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

    Sales or transfers between geographic areas    none     none

(K) Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $81,758, valued at standard cost, which was reflected in the May 31, 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable. During the three months ended August 31, 2002, the Company received $134,413 from the insurance carrier; the estimated value of the stolen inventory at net average selling price, less commissions and royalties. The Company recorded other income of $52,655 from the proceeds received in excess of standard cost.



(L) Recent Accounting Pronouncements

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 did not have a material impact on the Company's financial position or results of operations.

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

In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on the Company's financial position or results of operations.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Lancer Orthodontics) contains statements that are forward-looking, such as statements relating to anticipated future revenues of the Company and success or current product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lancer Orthodontics. The potential risks and uncertainties include, among others, fluctuations in the company's operating results. These risks and uncertainties also include the success of the Company in raising needed capital, the continual demand for the Company's products, competitive and economic factors of the marketplace, availability of raw materials, health care regulations and the state of the economy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update these forward-looking statements.






RESULTS OF OPERATIONS

For the three months ended August 31, 2002, net loss decreased $125,406 as compared to the three months ended August 31, 2001. The decrease in net loss is primarily attributable to higher gross margins, lower selling expenses, and other income from insurance proceeds.

For the three months ended August 31, 2002, net sales decreased
$149,289 (10.4%) as compared to the three months ended August 31, 2001. International net sales decreased $161,615, primarily in Europe. Domestic net sales increased $12,326.

For the three months ended August 31, 2002, cost of sales as a percentage of sales totaled 71.9%, a decrease of 3.2% as compared to the three months ended August 31, 2001, which totaled 75.1%. This decrease is attributable to a reduction in scrap and other manufacturing efficiencies.

For the three months ended August 31, 2002, selling expenses decreased $95,346 (25.3%) as compared to the three months ended
August 31, 2001. The decrease is primarily attributable to a decrease in labor and travel costs.

For the three months ended August 31, 2002, general and adminis-trative expenses increased $4,445 (4.2%) as compared to the three months ended August 31, 2001. The increase is primarily attributable to an increase in labor and insurance costs.

For the three months ended August 31, 2002, product development expenses increased $15,186 from no expense in the three months ended August 31, 2001. The increase is attributable to the resumption of product development.

For the three months ended August 31, 2002, interest expense increased $350 (10.9%) as compared to the three months ended August 31, 2001. The increase is primarily attributable to the method of computing interest by the financing company using "float" days.

For the three months ended August 31, 2002, other income of $52,655 was realized from the insurance claim settlement of $134,413 for the theft of inventory at the Company's Mexicali facility, less $81,758 insurance claim receivable valued at cost.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 2002 and its previous two fiscal year ends was as follows:

                           08/31/02      05/31/02      05/31/01
Current Assets           $3,317,660    $3,474,312    $3,476,962
Current Liabilities         452,996       634,021       779,462
Working Capital           2,864,664     2,840,291     2,697,500
Line of Credit                1,208        65,669       140,000
Shareholder Equity        3,014,299     3,011,979     2,957,174
Total Assets              3,467,295     3,646,000     3,736,636

Cash increased $79,843 during the three months ended
August 31, 2002.

Working capital increased $24,373 during the three months ended
August 31, 2002, primarily attributable to a decrease in accounts payable. The Company expects to meet all of its cash requirements for the foreseeable future out of its cash reserves, cash flow, and line of credit.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

Item 4.  PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Director of Financial Planning, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Financial Planning concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




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

         Exhibits

         99.1 Certifications of Chief Executive Officer and Director of Financial Planning pursuant to 18 U.S. Section 135D is adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LANCER ORTHODONTICS, INC.
                                     Registrant


Date October 15, 2002         By /s/ Zackary Irani
                              Zackary Irani,
                              Chief Executive Officer