Form 10QSB
period 2002-11-30
LANCER ORTHODONTICS INC /CA/
filed 2003-01-17
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended November 30, 2002   Commission File No. 0-5920

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

     Yes    X           No

Indicate by check mark whether registrant is an accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

     Yes                No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,196,233

Traditional small business disclosure format (check one):

     Yes    X           No












PART I.  FINANCIAL INFORMATION
Item 1.  SUMMARIZED FINANCIAL INFORMATION

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
11/30/02

ASSETS
CURRENT ASSETS:
  Cash                                                 $  434,312
  Accounts receivable, less allowances for sales
    returns and doubtful receivables of $180,132        1,040,772
  Inventories, net of reserve of $218,608               1,844,364
  Prepaid expenses                                         54,012
    Total current assets                                3,373,460

PROPERTY AND EQUIPMENT, at cost                         2,446,031
  Less:  Accumulated depreciation                      (2,374,272)
                                                           71,759
INTANGIBLE ASSETS:
  Marketing and distribution rights, net                   47,725
  Technology use rights, net                                4,033
                                                           51,758
OTHER ASSETS                                               35,546
    Total assets                                       $3,532,523

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $  241,013
  Accrued payroll and related benefits                    148,808
  Other current liabilities                                94,291
  Line of credit                                               --
    Total current liabilities                             484,112

Mandatorily redeemable convertible preferred stock Series C,
  $.06 noncumulative annual dividend, $.75 par value, 250,000 shares authorized; 0 shares issued and outstanding in 2001
  ($.75 liquidation preference)                                --

COMMITMENTS AND CONTINGENCIES                                  --

STOCKHOLDERS' EQUITY:
  Redeemable convertible preferred stock, Series D,
    $.04 noncumulative annual dividend; $.50 par value:
    Authorized 500,000 shares; 0 shares issued and
    outstanding ($.50 liquidation preference per share)        --
  Common stock, no par value: authorized 50,000,000
    shares; issued and outstanding 2,196,233            4,844,345
  Prepaid expense                                      (    1,750)
  Accumulated deficit                                  (1,794,184)
  Total stockholders' equity                            3,048,411
    Total liabilities and stockholders' equity         $3,532,523





LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                            FOR THE THREE         FOR THE SIX
                            MONTHS ENDED          MONTHS ENDED
                        11/30/02   11/30/01   11/30/02   11/30/01

NET SALES             $1,504,904 $1,629,333 $2,790,403 $3,064,121

COST OF SALES          1,054,601  1,017,986  1,978,181  2,095,384

  Gross Profit           450,303    611,347    812,222    968,737

OPERATING EXPENSES:
  Sales & Marketing      298,129    400,435    580,230    777,882
  General & Admin        110,926    112,803    221,189    218,621
  Product Development     15,996          0     31,182          0

TOTAL OPERATING EXPENSES 425,051    513,238    832,601    996,503

INCOME (LOSS) FROM
  OPERATIONS              25,252     98,109   ( 20,379)  ( 27,766)

OTHER INCOME (EXPENSE):
  Interest Expense      (     16)  (  4,319)  (  3,588)  (  7,541)
  Other Income
    (Expense), net         3,821   ( 20,821)    50,093   ( 20,061)

TOTAL OTHER INCOME
  (EXPENSE)                3,805   ( 25,140)    46,505   ( 27,602)

INCOME (LOSS) BEFORE
  INC TAXES               29,057     72,969     26,126   ( 55,368)

INCOME TAXES                 194        800        194        800

NET INCOME (LOSS)         28,863     72,169     25,932   ( 56,168)

OTHER COMPREHENSIVE INCOME    --         --         --         --

COMPREHENSIVE
  INCOME (LOSS)         $ 28,863   $ 72,169   $ 25,932  $( 56,168)

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number
  of common shares     2,196,233  2,098,624  2,196,233  2,098,624

BASIC                  $     .01  $     .03  $     .01  $    (.03)

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share   2,196,233  2,098,624  2,196,233  2,098,624

DILUTED                $     .01  $     .03  $     .01  $    (.03)

LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
		11/30/02	11/30/01

Cash flows from operating activities:
  Net income (loss)                          $ 25,932   $( 56,168)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization              48,234      53,712
    Provision for losses on accounts receivable   132    (    361)
    Provision for losses on inventory          30,000      18,000
    Common stock issued for services           10,500          --
    Net change in operating assets and liabilities:
      Accounts receivable                      81,031      12,091
      Inventories                             213,395    ( 95,796)
      Prepaid expenses                            263       7,736
      Insurance claim receivable               81,758          --
      Accounts payable                       (178,340)   ( 43,150)
      Accrued payroll                          53,815      16,524
      Other current liabilities                40,285      30,521

Net cash provided by (used in) operating
  Activities                                  407,005    ( 56,891)

Cash flows from investing activities:
  Additions to property and equipment        ( 35,609)         --
  Other assets                                     --    ( 15,573)

Net cash used in investing activities        ( 35,609)   ( 15,573)

Cash flows from financing activities:
  Increase (decrease) in line of credit      ( 65,669)     32,845

Cash flows provided by (used in)
  financing activities                       ( 65,669)     32,845

Net change in cash                            305,727    ( 39,619)

Cash, beginning of period                     128,585     131,550

Cash, end of period                          $434,312    $ 91,931

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                 $     16    $  7,541

  Lancer issued 5,833 shares of common
    stock valued at $1,750 for services to
    be rendered                              $ 1,750     $     --




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

Reference is made to Note 2 of the Notes to Financial Statements contained in Lancer's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by Lancer.

(B) Organization

Lancer Orthodontics, Inc. was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. Lancer has a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note G). The facility is incorporated and is a wholly-owned and consolidated subsidiary of Lancer. This subsidiary now also administers services previously provided by an independent manufacturing contractor. The conversion had no material effect on manufacturing operations. Lancer also purchases certain orthodontic and dental products for purposes of resale. Sales are made directly to orthodontists world-wide through Company representatives and independent distributors. Lancer also sells certain of its products on a private label basis.

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

(D) Stock Based Compensation

Lancer accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25
("APB 25"),

"Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. Lancer has elected to account for its stock based compensation to employees under APB 25.

(E) Property and Equipment

At November 30, 2002, construction in progress of $43,008 is included in net property and equipment of $71,759. Construction in progress is the accumulated cost of machinery and tooling being developed. Upon project completion, the cost will be depreciated using straight-line method over the estimated useful life.

(F) Line of Credit

At November 30, 2002, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at November 30, 2002) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. There is no outstanding balance at November 30, 2002 and the unused portion available is approximately $336,000. Lancer is in compliance with its debt covenants at November 30, 2002.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,100,000 and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

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

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned and consolidated subsidiary of Lancer. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. The potential impact for the use of our own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity.

Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At November 30, 2002, this obligation was approximately $241,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $7,008 at November 30, 2002, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the six months ended November 30, 2002 was approximately $35,000.

Lancer has entered into a non-cancelable operating lease for its Mexico facility which expires in March 2006 and requires average monthly rentals of approximately $6,000. Total expense for this facility for the six months ended November 30, 2002 was approximately $35,000.

At May 31, 2002, future aggregate minimum lease payments are as follows:

                      Years ending May 31,
                      2003       $144,545
                      2004        114,659
                      2005         70,440
                      2006         58,700
                        Total    $388,344

Common Stock - Lancer's stock is traded on the OTC Bulletin Board.


(H) Income Taxes

At May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021.
As of May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

(I) Stockholders' Equity

Lancer has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The plans provide for the granting of options for common shares at exercise prices equal to or exceeding the fair market value at the date of grant, as determined by the Board of Directors. Options may become exercisable over a period of up to four years from the date of grant and may be exercised over a period of three to seven years from the date of the grant, as determined by the Board of Directors. Lancer's shareholders have authorized a total of 357,143 shares to be available for grant under Lancer's stock option plan. Options granted prior to May 31, 1995, generally vested on the date of grant and expired through August 1999.

During the six months ended November 30, 2002, 60,000 shares of common stock valued at $21,000 were issued to Lancer's Chief Executive Officer for certain management services. The Board of Directors authorized this stock issuance as partial compensation to Mr. Irani for services as CEO and Chairman of the Board for the calendar year 2002. General and administrative expense of $10,500 was recognized for the six months ended November 30, 2002 and $1,750 is shown as prepaid expense in the stockholders equity section of the balance sheet. General and administrative expense of $8,750 was recognized for the fiscal year ended May 31, 2002.

Lancer granted non-qualified options to the Chief Executive
Officer to purchase 113,000 shares of Common Stock at $.30.
These options were granted on December 1, 2001 and are exercisable at the rate of one-third per year and have a term of five years.

Lancer granted incentive stock options to employees to purchase
30,000 shares of Common Stock at $.28 on September 2, 2002.
These options are exercisable at the rate of one-fourth per year, starting immediately, for a term of five years.

Lancer granted incentive stock options to an employee to purchase
40,000 shares of Common Stock at $.28 on September 2, 2002.
These options are exercisable at the rate of one-third per year, beginning April 2, 2003, for a term of five years.



(J) Net Loss per Common Share and Dividends

Lancer calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS 128"). SFAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

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

                              EARNINGS PER SHARE (UNAUDITED)
                           FOR THE THREE          FOR THE SIX
                            MONTHS ENDED          MONTHS ENDED
                        11/30/02   11/30/01   11/30/02   11/30/01

  Basic Income (Loss) per Share:
Net income (loss)      $  28,863  $  72,169  $  25,932  $( 56,168)

Net income (loss) applicable to
  common shareholders  $  28,863  $  72,169  $  25,932  $( 56,168)

Weighted average number of
  common shares        2,196,233  2,098,624  2,196,233  2,098,624

Basic income (loss)
  per share            $     .01  $     .03  $     .01  $(    .03)

  Diluted Income (Loss) per Share:
Net income (loss) from
  primary income per
  common share         $  28,863  $  72,169  $  25,932  $( 56,168)

Net income (loss) for
  Diluted earnings per
  Share                $  28,863  $  72,169  $  25,932  $( 56,168)

Weighted average number of
  Shares used in
  calculation of diluted
  earnings per share   2,196,233  2,098,624  2,196,233  2,098,624

Diluted income (loss)
  per share            $     .01  $     .03  $     .01  $(    .03)






(K) Financial Information About Foreign and Domestic Operations and Export Sales

                         FOR THE THREE            FOR THE SIX
                         MONTHS ENDED            MONTHS ENDED
                      11/30/02    11/30/01    11/30/02    11/30/01
Sales to unaffiliated customers:
  United States     $  812,304  $  733,580  $1,566,901  $1,475,851
  Europe               507,954     553,642     796,389     993,521
  Central and South
    America             20,936     114,315      80,176     206,204
  Other Foreign        163,710     227,796     346,937     388,545
                    $1,504,904  $1,629,333  $2,790,403  $3,064,121

No other geographic concentrations exist where net sales exceed
10% of total net sales.

Sales or transfers between geographic areas      none         none

(L) Insurance Claim Receivable

Lancer's management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $81,758, valued at standard cost, which was reflected in the May
31, 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable. During the six months ended November 30, 2002, Lancer received $144,413 from the insurance carrier; the estimated value of the stolen inventory at net average selling price, less commissions and royalties. Lancer recorded other income of $62,655 from the proceeds received in excess of standard cost. In order to deter future thefts, a new security company has been hired and a new security system installed.

(M) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. Lancer does not expect SFAS 141 will have a material impact on Lancer's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 did not have a material impact on Lancer's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, "Accounting for
Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Company," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of FAS No. 143 on Lancer's financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS 144 did not have a material impact on Lancer's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements
No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on Lancer's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."
SFAS No. 146 requires that a liability for a cost associated with a exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Lancer Orthodontics) contains statements that are forward-looking, such as statements relating to anticipated future revenues of Lancer and success or current product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lancer Orthodontics. The potential risks and uncertainties include, among others, fluctuations in the company's operating results. These risks and uncertainties also include the success of Lancer in raising needed capital, the continual demand for Lancer's products, competitive and economic factors of the marketplace, availability of raw materials, health care regulations and the state of the economy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and Lancer undertakes no obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

For the six months ended November 30, 2002, net income increased from a net loss of $56,168 at November 30, 2001 to net income of $25,932 at November 30. 2002. For the three months ended
November 30, 2002, net income decreased from net income of $72,169 at November 30, 2001 to a net income of $28,863 at November 30, 2002. The six month increase is primarily due to other income from insurance proceeds. The three month decrease is primarily due to a decrease in sales.

For the six months ended November 30, 2002, net sales decreased $273,718 (8.9%) as compared to the six months ended November 30, 2001. For the three months ended November 30, 2002, net sales decreased $124,429 (7.6%) as compared the three months ended November 30, 2001. International net sales decreased $364,768 (23.0%) and $203,153 (22.7%), respectively, for the six months and three months ended November 30, 2002, as compared to the six months and three months ended November 30, 2001. The decrease in sales was primarily in Europe and South America.
International sales can be affected by fluctuations in the exchange rate of the host country to the U.S. dollar and by other economic conditions. Domestic net sales increased $91,050 (6.2%) and $78,724 (10.7%) respectively, for the six months and three months ended November 30, 2002, as compared to the six months and three months ended November 30, 2001.





For the six months ended November 30, 2002, cost of sales as a percentage of sales (70.9%), increased 2.5% as compared to the six months ended November 30, 2001, which totaled 68.4%. For the three months ended November 30, 2002, cost of sales as a percentage of sales (70.1%), increased 7.6% as compared the three months ended November 30, 2001, which totaled 62.5%. The increase is primarily attributable to increased production costs.

For the six months and three months ended November 30, 2002, selling and marketing expenses decreased $197,652 (25.4%) and $102,306 (25.6%), respectively, as compared to the same periods ended November 30, 2001. The decrease is primarily due to labor and travel costs of terminated marketing support personnel, whose responsibilities were assumed by existing general and administrative personnel.

For the six months ended November 30, 2002, general and administrative expenses increased $2,568 (1.2%) as compared to the six months ended November 30, 2001. The increase is primarily due to an increase in insurance costs. For the three months ended November 30, 2002, general and administrative expenses decreased $1,877 (1.7%) as compared to the three months ended November 30, 2002. The decrease is primarily attributable to a decrease in professional services expense.

For the six months and three months ended November 30, 2002, product development expense increased $31,182 (100.0%) and $15,996 (100.0%), respectively, as compared to the same periods ended November 30, 2001. The increase is attributable to the resumption of product development.

For the six months and three months ended November 30, 2002, interest expense decreased $3,953 (52.4%) and $4,303 (99.6%), respectively, as compared to the same periods ended November 30, 2001. The decrease is attributable to the pay down of the line of credit with insurance claim proceeds.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Lancer's financial condition at November 30, 2002 (unaudited) and its previous two fiscal year ends was as follows:

                          11/30/02      05/31/02      05/31/01
Current Assets          $3,373,460    $3,474,312    $3,476,962
Current Liabilities        484,112       634,021       779,462
Working Capital          2,889,348     2,840,291     2,697,500
Line of Credit                   0        65,669       140,000
Shareholder Equity       3,048,411     3,011,979     2,957,174
Total Assets             3,532,523     3,646,000     3,736,636

Cash increased $305,727 during the six months ended November 30, 2002.

Working capital increased $49,057 during the six months ended November 30, 2002, primarily attributable to an increase in cash. Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years. This assumption is based upon a reasonable level of demand for our products.

At November 30, 2002, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at November 30, 2002) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. There is no outstanding balance at November 30, 2002 and the unused portion available is approximately $336,000.
Lancer was in compliance with its debt covenants at November 30, 2002.

For the six months ended November 30, 2002, other income of $62,655 was realized from the insurance claim settlement of $144,413 for the theft of inventory at Lancer's Mexicali facility, less $81,758 insurance claim receivable valued at cost.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a tangible net worth of $2,100,000 and that receivables payments be sent to a controlled lockbox. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of .0425% on the average monthly unused portion available are required. Lancer is not required to maintain compensating balances in connection with this lending agreement.

Factors that May Affect Future Results

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filing with the SEC and in materials incorporated by reference in these filing. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Lancer and are not meant to be an exhaustive discussion of risks that apply to companies such as Lancer. Like other businesses, Lancer is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Lancer or its customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship our products to end users; inability to successful control our margins which are affected by many factors including competition and product mix; protracted shutdown of the US border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line which could limit our operating flexibility, any changes in our business relationships with international distributors or the economic client they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

A discussion of Lancer's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, Lancer carried out an evaluation, under the supervision and with the participation of Lancer's management, including the Company's Chief Executive Officer and Director of Financial Planning, of the effectiveness of the design and operation of Lancer's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Financial Planning concluded that Lancer's disclosure controls and procedures are effective. There were no significant changes in Lancer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  Not Applicable

Item 2.  CHANGES IN SECURITIES  Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Lancer's shareholders was originally scheduled to be held on November 20, 2002. Lancer's officers adjourned the meeting prior to any matter being submitted to a vote of the shareholders. Lancer intends to reschedule the meeting.

Item 5.  OTHER INFORMATION  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         There were no Form 8-k reports filed during the quarter.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LANCER ORTHODONTICS, INC.
                                               Registrant


Date  January 17, 2003                  By /s/ Zackary Irani
                                               Zackary Irani,
                                          Chief Executive Officer





































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of Lancer Orthodontics, Inc. for the period ended November 30, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Zackary Irani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of Lancer Orthodontics, Inc. for the period ended November 30, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, John Dodge, Director of Financial Planning, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ John Dodge
    John Dodge
    Director of Financial Planning



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Exchange
Act Filings

I, Zackary Irani, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lancer Orthodontics, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
    Date"); and;

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 17, 2003



/s/Zackary Irani
Chief Executive Officer


































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Exchange
Act Filings

I, John Dodge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lancer Orthodontics, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
    Date"); and;

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 17, 2003



/s/John Dodge
Director of Financial Planning