Form 10QSB
period 2003-02-28
LANCER ORTHODONTICS INC /CA/
filed 2003-04-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For Quarter Ended February 28, 2003	Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

         CALIFORNIA                         95-2497155
(State or Other Jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)           Identification No.)

253 Pawnee Street, San Marcos, California 92069
(Address of Principal Executive Offices)

Issuer's telephone number, including area code:	(760) 744-5585

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

LANCER ORTHODONTICS, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
02/28/03

ASSETS
CURRENT ASSETS:
  Cash                                                $  568,461
  Accounts receivable, less allowances for sales
    returns and doubtful receivables of $179,447       1,127,553
  Inventories, net of reserve of $233,608              1,646,406
  Prepaid expenses                                        38,080
    Total current assets                               3,380,500

PROPERTY AND EQUIPMENT, at cost                        2,485,088
    Less:  Accumulated depreciation                   (2,379,990)
                                                         105,098
INTANGIBLE ASSETS:
    Marketing and distribution rights, net                41,500

OTHER ASSETS                                              39,197
    Total assets                                      $3,566,295

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  276,191
  Accrued payroll and related benefits                   103,324
  Other current liabilities                              102,762
  Line of credit                                             478
    Total current liabilities                            482,755

Mandatorily redeemable convertible preferred stock Series C,
  $.06 noncumulative annual dividend, $.75 par value,
  250,000 shares authorized; 0 shares issued and outstanding
  in 2001($.75 liquidation preference)                        --

COMMITMENTS AND CONTINGENCIES                                 --

STOCKHOLDERS' EQUITY:
  Redeemable convertible preferred stock, Series D,
   $.04 noncumulative annual dividend; $.50 par value:
   Authorized 500,000 shares; 0 shares issued and
   outstanding ($.50 liquidation preference per share)        --
  Common stock, no par value: authorized 50,000,000 shares;
   issued and outstanding 2,196,233                    4,844,345
  Common Stock subscribed                                 14,000
  Accumulated deficit                                 (1,774,805)
  Total stockholders' equity                           3,083,540
    Total liabilities and stockholders' equity        $3,566,295





LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                           FOR THE THREE         FOR THE NINE
                           MONTHS ENDED          MONTHS ENDED
                        02/28/03   02/28/02   02/28/03   02/28/02

NET SALES             $1,507,626 $1,440,732 $4,298,029 $4,504,852

COST OF SALES          1,084,096    968,326  3,062,278  3,063,709

     Gross Profit        423,530    472,406  1,235,751  1,441,143

OPERATING EXPENSES:
  Sales & Marketing      251,182    307,149    831,412  1,085,031
  General & Admin        115,875     98,555    337,063    317,176
  Product Development     34,842          0     66,024          0

TOTAL OPERATING EXPENSES 401,899    405,704  1,234,499  1,402,207

INCOME FROM OPERATIONS    21,631     66,702      1,252     38,936

OTHER INCOME (EXPENSE):
  Interest Expense     (      37) (   5,373) (   3,625) (  12,914)
  Other Inc (Exp), net (     991) (  10,957)    49,102  (  31,018)

TOTAL OTHER INC (EXP)  (   1,028) (  16,330)    45,477  (  43,932)

INCOME (LOSS) BEFORE
 INC TAXES                20,603     50,372     46,729  (   4,996)

INCOME TAXES               1,224         --      1,418        800

NET INCOME (LOSS)         19,379     50,372     45,311  (   5,796)

OTHER COMPREHENSIVE INCOME    --         --         --         --

COMPREHENSIVE INC (LOSS) $19,379    $50,372    $45,311  $(  5,796)

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of
  common shares        2,196,233  2,098,624  2,196,233  2,098,624

BASIC                  $     .01  $     .02  $     .02  $     .00

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share   2,196,233  2,098,624  2,196,233  2,098,624

DILUTED                $     .01  $     .02  $     .02  $     .03




LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        FOR THE NINE MONTHS ENDED
                                             02/28/03    02/28/02

Cash flows from operating activities:
  Net income (loss)                         $  45,311  $(   5,796)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization               64,210      80,568
   Provision for losses on inventory           45,000      21,361
   Common stock issued for services            26,250          --
  Net change in operating assets and liabilities:
   Accounts receivable                         (5,618)     92,947
   Inventories                                396,353     (61,951)
   Prepaid expenses                            16,195     (15,411)
   Insurance claim receivable                  81,758           --
   Accounts payable                          (143,162)   (142,939)
   Accrued payroll                              8,331      (5,546)
   Other current liabilities                   48,756      68,980

Net cash provided by operating activities     583,384      32,213

Cash flows from investing activities:
  Additions to property and equipment         (74,666)         --
  Other assets                                ( 3,651)    (20,764)

Net cash used in investing activities         (78,317)    (20,764)

Cash flows from financing activities:
  Decrease in line of credit                  (65,191)    (22,815)

Cash flows used in financing activities       (65,191)    (22,815)

Net change in cash                            439,876     (11,366)

Cash, beginning of period                     128,585     131,550

Cash, end of period                          $568,461    $120,184

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                 $  3,625    $ 12,914

    Taxes                                    $  1,418    $    800











LANCER ORTHODONTICS, INC.

Notes to Financial Statements

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements include the accounts of Lancer Orthodontics, Inc.
(the "Company")and its wholly-owned subsidiary Lancer Orthodontics de Mexico. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

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

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabil-ities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.
(D) Stock Based Compensation

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

(E) Property and Equipment

At February 28, 2003, construction in progress of $79,144 is included in net property and equipment of $105,098. Construction in progress is the accumulated cost of machinery and tooling being developed. Upon project completion, the cost will be depreciated using straight-line method over the estimated useful life.

(F) Line of Credit

At February 28, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at February 28, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at February 28, 2003, is $478 and the unused portion available is approximately $310,000. Lancer is in compliance with its debt covenants at February 28, 2003.

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

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer Orthodontics de Mexico"), a wholly-owned and consolidated subsidiary of Lancer. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer Orthodontics de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer Orthodontics de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations.
The potential impact for the use of our own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity.

Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At February 28, 2003, this obligation was approximately $239,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $5,337 at February 28, 2003, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for the nine months ended February 28, 2003, was approximately $52,000.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately
16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately
26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The new lease requires four monthly lease payments of approximately $5,300 through March
2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement is being negotiated between Lancer Orthodontics de Mexico and Biomerica regarding the amount of additional rent that will be reimbursed by Biomerica. The remainder of the space will be used by Lancer Orthodontics de Mexico, and therefore, the non-reimbursed expense will be absorbed by Lancer Orthodontics, Inc.
Total rental expense for this facility for the nine months ended
February 28, 2003, was approximately $53,000.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At February 28, 2003, other assets on the balance sheet includes approximately
$35,000 for security deposit paid on the Mexico location.

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

Common Stock - Lancer's stock is traded on the OTC Bulletin Board.

(H) Income Taxes

At May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $2,037,000 and business tax credits of approximately $80,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carry-forwards expire in varying amounts through the year 2021. As of May 31, 2002, Lancer had net tax operating loss carryforwards of approximately $185,000 and business tax credits of approximately $24,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

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

During the nine months ended February 28, 2003, 60,000 shares of common stock valued at $21,000 were issued to Lancer's Chief Executive Officer. In December 2002, 53,846 shares of Common Stock valued at $14,000 were authorized to be issued to Lancer's CEO. The Board of Directors authorized this stock issuance as partial compensation to Mr. Irani for services as CEO and Chairman of the Board. General and administrative expense of $26,250 was recognized for the nine months ended February 28, 2003, and $8,750 was recognized for the fiscal year ended
May 31, 2002. The $14,000 of Common Stock to be issued is reflected as Common Stock subscribed on the accompanying balance sheet at February 28, 2003.


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

Lancer granted incentive stock options to employees to purchase
70,000 shares of Common Stock at $.26 on December 2, 2002.
These options are exercisable at the rate of one-fourth per year, starting immediately, for a term of five years.

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

                              EARNINGS PER SHARE (UNAUDITED)
                            FOR THE THREE        FOR THE NINE
                             MONTHS ENDED        MONTHS ENDED
                           02/28/03  02/28/02  02/28/03  02/28/02

    Basic Income (Loss) per Share:

Net income (loss)          $19,379   $50,372    $45,311  $( 5,796)

Net income (loss)
  applicable to
  common shareholders      $19,379   $50,372    $45,311  $( 5,796)

Weighted average number
  Of common shares       2,196,233 2,098,624  2,196,233 2,098,624

Basic income per share   $     .01 $     .02  $     .02 $     .00


    Diluted Income (Loss) per Share:

Net income (loss)
  from primary income
  per common share       $  19,379 $  50,372  $  45,311 $(  5,796)

Net income (loss)
  for diluted earnings
  per share              $  19,379 $  50,372  $  45,311 $(  5,796)

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share     2,196,233 2,098,624  2,196,233 2,098,624

Diluted income per share $     .01 $     .02  $     .02 $     .00

(K) Financial Information About Foreign and Domestic Operations and Export Sales

                          FOR THE THREE            FOR THE NINE
                           MONTHS ENDED            MONTHS ENDED
                      02/28/03    02/28/02    02/28/03    02/28/02
  Sales to unaffiliated customers:

    United States     $756,081    $796,747  $2,322,982  $2,272,598
    Europe             480,378     383,423   1,276,767   1,376,944
    Central and
      South America     82,727      81,208     162,903     287,412
    Other Foreign      188,440     179,354     535,377     567,898
                    $1,507,626  $1,440,732  $4,298,029  $4,504,852

    No other geographic concentrations exist where net sales exceed 10% of total net sales.

    Sales or transfers between geographic areas    none       none

                                                2/28/03   02/28/02
    Long-lived Assets:
        United States                           $89,431    $24,056
        Mexico                                   15,668     28,946

                                               $105,099    $53,002

(L) Insurance Claim Receivable

Lancer's management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer Orthodontics de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated
$81,758, valued at standard cost, which was reflected in the May
31, 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable. During the nine months ended February 28, 2003, Lancer received $144,413 from the insurance carrier; the estimated value of the stolen inventory at net average selling price, less commissions and royalties. Lancer recorded other income of $62,655 from the proceeds received in excess of standard cost. In order to deter future thefts, a new security company has been hired and a new security system installed.

(M) Related Party Transactions

Lancer's wholly owned subsidiary, Lancer Orthodontics de Mexico, is negotiating with Biomerica, Inc. to provide sub-contractor services at its manufacturing plant in Mexicali, Mexico. Biomerica has paid Lancer Orthodontics de Mexico $6,041 for a lease security deposit (see Note G) and reimbursement of other startup costs. Lancer Orthodontics, Inc. paid labor costs of approximately $2,600 to Lancer Orthodontics de Mexico on behalf of Biomerica, Inc. The Lancer balance sheet at February 28, 2003 reflects this amount in Accounts Receivable (net).

(N) Recent Accounting Pronouncements

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements
No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. FASB Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FASB Statement No. 64, which amended FASB Statement No. 4, was rescinded because it was no longer necessary. The adoption of SFAS 145 did not have a material impact on Lancer's financial position or results of operations.In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated ith exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with a exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002.
The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.







Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended February 28, 2003, net income increased from a net loss of $5,796 at February 28, 2002 to net income of $45,311 at February 28, 2003. For the three months ended February 28, 2003, net income decreased from net income of $50,372 at February 28, 2002 to a net income of $19,379 at February 28, 2003. The nine month increase is primarily due to other income from insurance proceeds of $62,655. The three month decrease is primarily due to increases in cost of sales and product development.

For the nine months ended February 28, 2003, net sales decreased $206,823 (4.6%) as compared to the nine months ended February 28, 2002. For the three months ended February 28, 2003, net sales increased $66,894 (4.6%) as compared to the three months ended February 28, 2002. International net sales decreased $257,207 (11.5%) and increased $107,560 (16.7%), respectively, for the nine months and three months ended February 28, 2003, as compared to the nine months and three months ended February 28, 2002.
The nine month decrease in sales was primarily in Europe and South America. The three month increase was primarily in Europe. International sales can be affected by fluctuations in the exchange rate of the host country to the U.S. dollar and by other economic conditions, although not in the current quarter. Domestic net sales increased $50,384 (2.2%) and decreased $40,666 (5.1%), respectively, for the nine months and three months ended February 28, 2003, as compared to the nine months and three months ended February 28, 2002.

For the nine months ended February 28, 2003, cost of sales as a percentage of sales (71.2%), increased 3.2% as compared to the nine months ended February 28, 2002, which totaled 68.0%. For the three months ended February 28, 2003, cost of sales as a percentage of sales (71.9%), increased 4.7% as compared the three months ended February 28, 2002, which totaled 67.2%.
The increase is primarily attributable to increased production costs.

For the nine months and three months ended February 28, 2003, selling and marketing expenses decreased $253,619 (23.4%) and $55,967 (18.2%), respectively, as compared to the same periods ended February 28, 2002. The decrease is primarily due to labor and travel costs of terminated marketing support personnel, whose responsibilities were assumed by existing general and administrative personnel.

For the nine months ended February 28, 2003, general and administrative expenses increased $19,887 (6.3%) as compared to the nine months ended February 28, 2002. The increase is primarily due to an increase in insurance costs and $26,250 of expense resulting from shares of common stock issued to the Chief Executive Officer for partial compensation of services (Note G), offset by a decrease in professional fees. For the three months ended February 28, 2003, general and administrative expenses increased $17,320 (17.6%) as compared to the three months ended February 28, 2002. The increase is primarily attributable to a 2002 reclassification of contract labor costs from G & A to occupancy costs, which was then distributed to all San Marcos departments, and compensation to the CEO.

For the nine months and three months ended February 28, 2003, product development expense increased $66,024 (100.0%) and $34,842 (100.0%), respectively, as compared to the same periods ended February 28, 2002. The increase is attributable to the resumption of product development.

For the nine months and three months ended February 28, 2003, interest expense decreased $9,289 (71.9%) and $5,336 (99.3%), respectively, as compared to the same periods ended February 28, 2002. The decrease is attributable to the pay down of the line of credit with insurance claim proceeds.

For the nine months ended February 28, 2003, other income of $62,655 was realized from the insurance claim settlement of $144,413 for the theft of inventory at Lancer's Mexicali facility, less $81,758 of inventory related thereto.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Lancer's financial condition at February 28, 2003 (unaudited) and its previous two fiscal year ends was as follows:

                                02/28/03    05/31/02    05/31/01
Current Assets                $3,380,500  $3,474,312  $3,476,962
Current Liabilities              482,755     634,021     779,462
Working Capital                2,897,745   2,840,291   2,697,500
Line of Credit                       478      65,669     140,000
Shareholder Equity             3,083,540   3,011,979   2,957,174
Total Assets                   3,566,295   3,646,000   3,736,636

Cash increased $439,876 during the nine months ended
February 28, 2003.

Working capital increased $57,454 during the nine months ended February 28, 2003, primarily attributable to an increase in cash. Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years. This assumption is based upon a reasonable level of demand for our products.

At February 28, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at February 28, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. There is an outstanding balance of $478 at February
28, 2003 and the unused portion available is approximately $310,000. Lancer was in compliance with its debt covenants at February 28, 2003.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

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


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  Not Applicable

Item 2.  CHANGES IN SECURITIES  Not Applicable

The following stock was issued during the nine months ended
February 28, 2003:

Date        Title              Shares   Amount  Class

9-25-02     Restricted Common  37,595  $ 8,271  Insider &
                                                Qualified Investor

9-25-02     Restricted Common  60,000  $21,000  Insider &
                                                Qualified Investor

The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to qualified investors within the meaning of Securities and Exchange Commission Rule
501, Regulation D.

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

                                        LANCER ORTHODONTICS, INC.
                                        Registrant


Date April 14, 2003              By /s/ Zackary Irani
                                        Zackary Irani,
                                        Chief Executive Officer









































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of Lancer Orthodontics, Inc. for the period ended February 28, 2003 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Zackary Irani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of Lancer Orthodontics, Inc. for the period ended February 28, 2003 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, John Dodge, Director of Financial Planning, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  April 14, 2003



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


Date:  April 14, 2003



/s/John Dodge
Director of Financial Planning