Form 10KSB/A
period 2002-05-31
LANCER ORTHODONTICS INC /CA/
filed 2003-04-30
CIK 57538

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


In addition, Lancer markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches.Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2002 fiscal year, Lancer had seven sales representatives, all in the United States, all of whom are employees of Lancer. We believe that all Lancer products sold in the US comply with FDA regulations.

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

For the fiscal years ended May 31, 2002 and 2001, sales by class of product are:

  Class of Product                     2002           2001
  Manufactured Products           $4,143,000     $4,609,000
  Resale Products                  1,879,000      1,319,000
                                   ---------      ---------
  TOTAL                           $6,022,000     $5,928,000
                                   =========      =========
Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

Financial Information About Foreign and Domestic Operations and
Export Sales.  For the fiscal years ended May 31, 2002 and 2001:

                                      2002           2001
Sales to unaffiliated customers:
  United States                   $3,031,000     $3,018,000
  Europe                           1,813,000      1,852,000
  South America                      366,000        415,000
  Middle East                        334,000        226,000
  Other Foreign                      478,000        417,000
                                   ---------      ---------
                                  $6,022,000     $5,928,000
                                   =========      =========
No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                       2002           2001
Long-lived assets:
  United States                      $21,000        $33,000
  Mexico                              27,000         45,000
                                      ------         ------
                                     $48,000        $78,000
                                      ======         ======

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

Customers, Backlog, and Seasonality of Business. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 2002 and 2001. Lancer's backlog at May 31, 2002 and 2001, was $84,000 and $167,000, respectively. The change in backlog is primarily attributable to improved planning (better forecasting of demand) and softened summer demand. Lancer's business has not been subject to significant seasonal fluctuations.

Patents and Trademarks, Licenses, Franchises, and Concessions
Held. On April 4, 1989, Lancer was granted a patent on its Counter Force design of a nickel titanium orthodontic archwire.
On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of seventeen years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer.
Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales. Lancer Orthodontics has license agreements as a licensee with three products. As a licensor we have licenses on the design of a nickel titanium othodontic archwire. All but one of the agreements requires royalty payment on a percentage of net sales dollars sold in over a specified period. One specific license specifies a royalty payment based upon the number of units sold.

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

Insurance. Lancer has insurance coverage for personal property ($750,000), business income ($1,200,000), general liability ($2,000,000), employee benefit liability ($1,000,000), products liability ($7,000,000), auto ($1,000,000), commercial fidelity ($100,000), excess umbrella ($3,000,000), difference in conditions and Mexico required coverage ($2,500,000). The Company's workman's compensation policy covers injuries to employees as a result of accidental contamination of hazardous materials. The Company does not have a separate policy for contamination of hazardous materials.

Employees.  As of August 14, 2002, Lancer had 35 employees,
1 part time. The 2001 and 2002 decrease of employees was in the operations and marketing support departments. Responsibilities of the marketing support employees were transferred to existing general and administrative personnel. Additionally, Lancer, through its Mexican subsidiary, employed approximately 97 people in Mexico. The decline in Mexico-based employees was primarily due to attrition of direct labor personnel and certain administrative and management personnel and their tasks were assumed by other personnel.

Proposed Merger. A proposed merger between Lancer and Biomerica was considered in order to reduce both Companies' administrative expenses. Market conditions (in particular, the inability of Biomerica to remain on the Nasdaq SmallCap Market thereby reducing Lancer shareholder liquidity) made this proposed merger not economically feasible and the proposed merger has been withdrawn.

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

Future aggregate minimum annual cash lease payments are as follows:

                    Years ending
                    May 31, 2003         $144,545
                    May 31, 2004          114,659
                    May 31, 2005           70,440
                    May 31, 2006           58,700
                                          -------
                                         $388,344
                                          =======
Item 3.  LEGAL PROCEEDINGS - Not applicable.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Form 10-KSB are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause Lancer's actual results in future periods to differ from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, availability of raw materials and the state of the economy. These and other risks are described in the Company's Annual Report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission.

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

General and Administrative expenses increased $22,307 (5.5%) from $407,478 in 2001 to $429,785 in 2002. The increase is primarily attributable to an increase in labor costs, offset by a decrease in other expenses. Lancer's CEO became a salaried employee in June 2001 and his labor cost is classified as general and administrative.





Product Development expenses decreased $67,663 (94.6%) from
$71,505 in 2001 to $3,842 in 2002. The decrease is primarily attributable to a transfer of personnel from product development to operations.

Interest expense decreased $2,392 (12.0%) from $19,931 in 2001 to $17,539 in 2002. The decrease is primarily attributable to a decrease in the average line of credit balance.

Other expense increased $44,665 from other income of $1,370 in 2001 to other expense of $43,295 in 2002. The increase is primarily attributable to investor relations costs and financing costs associated with the line of credit and exploring other financing options. Approximately $29,000 of the financing costs was for legal, document, and audit fees paid to the asset-based lender that extended a new line of credit. Approximately $15,000 of the financing costs was related to searching for financing/ strategic opportunities and obtaining an opinion on the feasibility of the acquisition by Biomerica.

Financial Condition, Liquidity, and Capital Resources

During fiscal 2002, management negotiated a new line of credit with GE Capital Healthcare Financial Services through October 24, 2003. The line of credit allows for borrowing up to $400,000 and is limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at May 31, 2002 was $65,669. The unused portion available under the line of credit at May 31, 2002, was approximately $229,000. Borrowings bear interest at prime plus 2.00% per annum (8.0% at May 31, 2002), but never less than 8.0%.

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

The debt covenant violations that existed at May 31, 2001 did not affect the bank line of credit that was replaced by the GE
Capital line in October 2001. There were no covenant violations at May 31, 2002.

Lancer instituted a price increase in fiscal 2002. The 5% increase had no material effect on operations or on demand from material customers.

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

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years based upon a level of demand for its products consistent or in excess of prior years and existing technology.

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


Factors That May Affect Future Results

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Lancer and are not meant to be an exhaustive discussion of risks that apply to companies such as Lancer.
Like other businesses, Lancer is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, that may affect the general economic climate and performance of Lancer or its customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping; labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the US border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line which could limit our operating flexibility, any changes in our business relationships with international distributors or the economic client they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

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

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid Biomerica Inc. $11,500 as reimbursement of accounting fees and 37,595 shares of restricted common stock were issued to Biomerica as reimbursement of legal fees associated with filing a special proxy and S-4. The terms of the transaction are the same as they would have been with a third party.

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

Dated:  April 30, 2003

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

Signature                  Title                  Date


/s/ Zackary Irani                                 April 30, 2003
      Zackary Irani        CEO, Chairman of
                           the Board& Director

/s/ Janet Moore                                   April 30, 2003
      Janet Moore          Secretary & Director

/s/ Dr. Robert Orlando                            April 30, 2003
      Dr. Robert Orlando   Director

/s/ Dr. Francis Cano                              April 30, 2003
      Dr. Francis Cano     Director


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




BDO SEIDMAN, LLP




Orange County, California
July 26, 2002








May 31,                                                     2002

Assets

Current assets
  Cash                                                $  128,585
  Accounts receivable, net of allowance for
   doubtful accounts of $180,000                       1,121,935
  Insurance claim receivable                              81,758
  Inventories, net of reserve of $188,608              2,087,759
  Prepaid expenses                                        54,275
                                                       ---------
Total current assets                                   3,474,312

Property and equipment, net                               47,586
Intangible assets, net                                    88,556
Other assets                                              35,546
                                                       ---------
                                                      $3,646,000
                                                       =========
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                    $  419,353
  Accrued payroll and related benefits                    94,993
  Other current liabilities                               54,006
  Line of credit                                          65,669
                                                         -------
Total current liabilities                                634,021

Commitments and contingencies

Mandatorily Redeemable convertible preferred stock,
 Series C, $0.06 noncumulative annual dividend;
 $0.75 par value; 250,000 shares authorized;
 0 shares issued and outstanding in 2002
 ($0.75 liquidation preference)                                -

Stockholders' equity

 Redeemable convertible preferred stock,
  Series D, $0.04 noncumulative annual dividend;
  $0.50 par value; 500,000 shares authorized;
  0 shares issued and outstanding in 2002
  ($0.50 liquidation preference per share)                     -

 Common stock, no par value; 50,000,000 shares
  authorized;   2,098,628 shares issued and
  outstanding, and   62,595 shares subscribed          4,832,095
 Accumulated deficit                                  (1,820,116)
                                                       ---------
Total stockholders' equity                             3,011,979

                                                      $3,646,000
                                                       =========


Years ended May 31,                         2002            2001

Net sales                             $6,022,331      $5,927,603

Cost of sales                          4,159,048       3,994,161
                                       ---------       ---------
Gross profit                           1,863,283       1,933,442

Operating expenses:
  Selling                              1,330,135       1,552,061
  General and administrative             429,785         407,478
  Product development                      3,842          71,505
                                       ---------       ---------
Total operating expenses               1,763,762       2,031,044

Operating income (loss)                   99,521         (97,602)

Other income (expense):
  Interest expense                       (17,539)        (19,931)
  Interest income                            357             104
  Other income (expense), net            (43,295)          1,370
                                          ------          ------
Total other expense                      (60,477)        (18,457)
                                          ------         -------
Income (loss) before income taxes         39,044        (116,059)

Income taxes                               1,260             800
                                          ------         -------
Net income (loss)                        $37,784       $(116,859)
                                          ======         =======
Per share data:

  Basic                                 $   0.02       $   (0.06)
                                         =======         =======
  Diluted                               $   0.02       $   (0.06)
                                         =======         =======























                Series D                         Common
               Preferred                         Stock
                 Stock         Common Stock    Subscribed   Accumulated
             Shares Amount   Shares   Amount  Shares Amount  Deficit     Total
Balances,
May 31, 2000    -   $ -   2,098,618 $4,815,074    -   $  -   $(1,741,041) 3,074,033

Share
Adjustment      -     -           2          -    -      -            -        -

Net loss                                                        (116,859) (116,859)
Balances,
May 31, 2001    -     -   2,098,620  4,815,074    -      -    (1,857,900) 2,957,174

Share
Adjustment      -     -           8          -    -      -            -        -

Common stock
subscribed for
services        -     -           -          - 62,595 17,021          -   17,021

Net income      -     -           -          -      -      -      37,784  37,784

Balances,
May 31, 2002    -   $ -   2,098,628 $4,815,074 62,595 $17,021 $(1,820,116) $3,011,979






















Years Ended May 31,                            2002            2001

Cash flows from operating activities:
  Net (loss) income                        $ 37,784       $(116,859)
  Adjustment to reconcile net (loss)
   income to net cash provided by
   operating activities:
   Depreciation and amortization            107,770         121,699
   Provision for losses on accounts
    Receivable                                5,000               -
   Provision for inventory                        -         129,034
   Common stock subscribed for services      17,021               -
   Net change in operating assets and
    liabilities:
     Accounts receivable                     34,016          71,819
     Inventories                             52,084        (255,632)
     Prepaid expenses                        (9,657)          2,082
     Insurance claim receivable             (81,758)              -
     Accounts payable                       (41,999)        111,228
     Accrued payroll                        (22,732)         16,162
     Other current liabilities               (6,379)         (9,295)
                                             ------          ------
Net cash provided by operating activities    91,150          70,238

Cash flows from investing activities:
  Purchases of property and equipment       ( 3,387)         (9,306)
  Other assets                              (16,397)        (12,589)
                                             ------          ------
Net cash used in investing activities       (19,784)        (21,895)
                                             ------          ------
Cash flows from financing activities:
  Net decrease in line of credit
   agreement                                (74,331)        (20,000)
                                             ------          ------
Net cash used in financing activities       (74,331)        (20,000)
                                             ------          ------
Net change in cash                           (2,965)         28,343

Cash, beginning of period                   131,550         103,207
                                            -------         -------
Cash, end of period                        $128,585        $131,550
                                            =======         =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:

    Interest                               $ 17,539        $ 19,931

    Income taxes                           $  1,260        $    800









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










3.  Inventories

The components of inventories at May 31, 2002 are as follows:

Raw materials                                         $  422,975
Work in progress                                          99,592
Finished products                                      1,753,800
Inventory reserves                                      (188,608)
                                                       ---------
Total                                                 $2,087,759
                                                       =========
Approximately $1,858,000 of gross inventory is located at the Company's wholly-owned subsidiary manufacturing facility in Mexico (Note 8).

4.  Property and Equipment

The components of property and equipment at May 31, 2002 are as follows:

Machinery and equipment                               $1,891,949
Dies, tools, and patterns                                375,518
Furniture and fixtures                                   120,063
Leasehold improvements                                    15,492
Construction in progress                                   7,400
                                                       ---------
                                                       2,410,422

Less accumulated depreciation and amortization        (2,362,836)
                                                       ---------
Total                                                 $   47,586
                                                       =========
Approximately $26,500 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's wholly-owned subsidiary in Mexico (Note 7).

Depreciation expense for the years ended May 31, 2002 and 2001, totaled $30,787 and $48,103, respectively.

5.  Intangible Assets

The components of intangible assets at May 31, 2002 are as follows:

Marketing and distribution rights                      $ 442,750

Technology use rights                                    858,328
                                                       ---------
Subtotal                                               1,301,078

Less accumulated amortization                         (1,212,522)
                                                       ---------
Total                                                  $  88,556
                                                       =========
Amortization expense for each of the years ended May 31, 2002 and 2001 was $73,596.


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

At May 31, 2002, future aggregate minimum lease payments are as follows:

Years Ending May 31,                                 Amount

2003                                               $144,545
2004                                                114,659
2005                                                 70,440
2006                                                 58,700
                                                    -------
Total                                              $388,344
                                                    =======
Manufacturing Agreement

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

License and Royalty Agreements

The Company has entered into various license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements expire in 2004, 2006, 2007, and 2010. Royalty expense of approximately $76,600 is included in Cost of Sales for these agreements. Sales of products manufactured under these agreements comprise approximately 12% of total sales for the fiscal year ended May 31, 2002.

The Company has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by the Company. Royalty income of approximately $53,000 is netted from Cost of Sales for these agreements. Income from these agreements is less than 1% of the total revenue recognized for the fiscal year ended May 31, 2002.

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

Common Stock

During 2002, the Company agreed to issue 37,595 shares of its common stock valued at $8,271 to Biomerica for certain management and consulting services rendered.

On May 31, 2002, the Company agreed to issue 25,000 shares of its common stock valued at $8,750 to its Chief Executive Officer for certain management services rendered.

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

During the year ended May 31, 2001, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.25 to a director of the Company for services rendered. The options vest ratably over one year and have a term of five years. Management assigned a value of $0 to the options.

During the year ended May 31, 2001, the Company granted 157,000 options to purchase shares of the Company's common stock at an exercise price of $0.875 to certain employees of the Company for services rendered. The options vest ratably over one year and have a term of five years. Management assigned a value of $0 to the options.

During the year ended May 31, 2002, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.40 to an employee of the Company for services rendered. The options have a term of one year. Management assigned a value of $0 to the options.


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

May 31,                                     2002           2001

Net income (loss), as reported           $37,784      $(116,059)
Adjustment to compensation expense
 under SFAS 123                                -        (57,126)
                                          ------        -------
Net income (loss), pro forma             $37,784      $(173,185)
                                          ======        =======
Net income (loss), per common and
 common equivalent share, as reported    $  0.02       $  (0.06)
                                          ======        =======
Net income (loss), per common and
 common equivalent share, pro forma      $  0.02       $  (0.08)
                                          ======        =======








The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2002:
                                                       Weighted
                    Number of Shares                    Average
                                Non-                   Exercise
                  Employee    Employee        Total      Price
Outstanding,
 May 31, 2000      164,786      29,000      193,786      $1.04
  Granted          177,000           -      177,000       0.80
  Exercised              -           -            -          -
  Expired          (19,000)          -      (19,000)      0.93
Outstanding,       -------      ------      -------
 May 31, 2001      322,786      29,000      351,786       0.93
  Granted                -      20,000       20,000       0.40
  Exercised              -           -            -          -
  Expired         (132,786)          -     (132,786)      1.03
Outstanding,       -------      ------      -------
 May 31, 2002      190,000      49,000      239,000      $0.83
                   =======      ======      =======

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2002:

                                           Weighted  Contractual
                   Number of Options        Average      Life
Exercise                                   Exercise   Remaining
Price          Outstanding  Exercisable      Price       Years

$0.25               20,000      20,000        $0.25       0.92
$0.40               20,000      20,000        $0.40       0.42
$0.85-0.875        109,000     109,000        $0.87       3.13
$1.00               90,000      90,000        $1.00       1.25
                   -------     -------
    Total          239,000     239,000        $0.83
                   =======     =======
9.  Retirement Savings Plan

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2002 are presented below:

May 31,                                                     2002

Deferred tax assets:
  Accounts receivable, principally due to allowance
   for doubtful accounts and sales returns               $72,000
  Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the
   Tax Reform Act of 1986 and allowance for
   inventory obsolescence                                104,000

  Compensated absences principally due to accrual
   for financial reporting                                14,000

  Employee bonuses paid                                    2,000

  Net operating loss carryforwards                       710,000

  Business tax credit carryforwards                      104,000

  Less valuation allowance                              (982,000)
                                                         -------
Net deferred tax assets                                   24,000

Deferred tax liabilities:
  Unamortized marketing rights                           (24,000)
                                                         -------
Net deferred tax liabilities                            $      -
                                                         =======

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

11.  Export Sales

The Company has significant export sales. The net sales and operating activities are as follows:

May 31,                                     2002            2001
Net Sales
  Domestic                            $3,031,000      $3,018,000
  Europe                               1,813,000       1,852,000
  South America                          366,000         415,000
  Middle East                            334,000         226,000
  Other                                  478,000         417,000
                                       ---------       ---------
Total                                 $6,022,000      $5,928,000
                                       =========       =========
Long-lived Assets
  Domestic                               $21,000         $33,000
  Mexico                                  27,000          45,000
                                          ------          ------
Total                                    $48,000         $78,000
                                          ======          ======
12.  Insurance Claim Receivable

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









CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-QSB of Lancer Orthodontics, Inc. for the annual period ended May 31, 2002
(the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Zackary Irani, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer




CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-KSB of Lancer Orthodontics, Inc. for the annual period ended May 31, 2002 (the Report) as filed with the Securities and Exchange Commission on the date hereof, I, Catherine Wyss, Accounting Manager, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Catherine Wyss
    Catherine Wyss
    Accounting Manager



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Exchange
Act Filings

I, Zackary Irani, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lancer Orthodontics, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
    Date"); and;

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003



/s/Zackary Irani
Chief Executive Officer



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 by Principal Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Exchange
Act Filings

I, Catherine Wyss, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lancer Orthodontics, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
    Date"); and;

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003



/s/Catherine Wyss
Accounting Manager