Form 10QSB/A
period 2002-08-31
LANCER ORTHODONTICS INC /CA/
filed 2003-04-30
CIK 57538

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



LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED
                                              8/31/02     8/31/01

NET SALES                                  $1,285,499  $1,434,788

COST OF SALES                                 923,580   1,077,398
                                            ---------   ---------
 Gross Profit                                 361,919     357,390

OPERATING EXPENSES:
  Selling                                     282,101     377,447
  General & Administrative                    110,263     105,818
  Product Development                          15,186          --
                                              -------     -------
TOTAL OPERATING EXPENSES                      407,550     483,265
                                              -------     -------
LOSS FROM OPERATIONS                         ( 45,631)   (125,875)

OTHER INCOME (EXPENSE):
  Interest Expense                           (  3,572)   (  3,222)
  Other Income (Expense), net                  46,272         760
                                               ------      ------
TOTAL OTHER INCOME (EXPENSE)                   42,700    (  2,462)
                                               ------     -------
LOSS BEFORE INCOME TAXES                     (  2,931)   (128,337)

INCOME TAXES                                       --          --
                                               ------     -------
NET LOSS                                     (  2,931)   (128,337)

OTHER COMPREHENSIVE INCOME                         --          --
                                              -------     -------
COMPREHENSIVE LOSS                          $(  2,931)  $(128,337)
                                              =======     =======

NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of common shares    2,196,233   2,098,620

BASIC                                       $(    .00)  $(    .06)

Weighted average number of shares used in
  calculation of diluted earnings per share 2,196,233   2,098,620

DILUTED                                     $(    .00)  $(    .06)








LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED
                                             8/31/02      8/31/01

Cash flows from operating activities:
  Net loss                                 $(  2,931)   $(128,337)
  Adjustments to reconcile net loss
   to net   cash (used in) provided
   by operating activities:
  Depreciation and amortization               24,117       26,856
  Provision for losses on accounts receivable  1,136     (  2,059)
  Provision for losses on inventory           15,000        9,000
  Common stock issued for services             5,250           --
   Net change in operating assets and
   liabilities:
  Accounts receivable                         80,577     ( 56,726)
  Inventories                                 52,980     (150,427)
  Prepaid expenses                             5,044       24,244
  Insurance claim receivable                  81,758           --
  Accounts payable                          (139,250)     263,750
  Accrued payroll                             13,852     ( 23,954)
  Other current liabilities                    8,835        6,108
                                             -------      -------
Net cash provided by (used in)
  operating activities                       146,368     ( 31,545)

Cash flows from investing activities:
  Purchases of property and equipment       (  2,064)          --
  Other assets                                    --     (  7,786)
                                             -------      -------
Net cash used in investing activities       (  2,064)    (  7,786)

Cash flows from financing activities:
  Increase (decrease) in line of credit     ( 64,461)      20,000
                                             -------      -------
Cash flows provided by (used in)
  financing activities                      ( 64,461)      20,000
                                             -------      -------
Net change in cash                            79,843     ( 19,331)

Cash, beginning of period                    128,585      131,550
                                             -------      -------
Cash, end of period                         $208,428     $112,219
                                             =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for:
   Interest                                 $  3,572     $  3,222

  The Company issued 20,000 shares of
   common stock valued at $7,000 for
   services to be rendered                  $  7,000     $     --




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

At May 31, 2002, future aggregate minimum lease payments are as follows:

                       Years ending May 31,
                           2003              $144,545
                           2004               114,659
                           2005                70,440
                           2006                58,700
                                              -------
                       Total                 $388,344

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

During the quarter ended August 31, 2002, 35,000 shares of common stock valued at $12,250 were issued to the Company's Chief Executive Officer for certain management services. The Board of Directors authorized this stock issuance as partial compensation to Mr Irani for services as CEO and Chairman of the Board for the calendar year 2002. General and administrative expense of $5,250 was recognized for the quarter ended August 31, 2002 and $7,000 is shown as prepaid expense in the stockholders equity section of the balance sheet.

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

                                          EARNINGS PER SHARE (UNAUDITED)
                                           FOR THE THREE  MONTHS ENDED
                                                 8/31/02     8/31/01
     Basic Loss per Share:
Net loss                                       $(  2,931)  $(128,337)

Net loss applicable to common shareholders     $(  2,931)  $(128,337)

Weighted average number of common shares       2,196,233   2,098,620

Basic loss per Share                           $(    .00)  $(    .06)

     Diluted Loss per Share:
Net loss from primary income per
  common share                                 $(  2,931)  $(128,337)

Net loss for diluted earnings per share        $(  2,931)  $(128,337)

Weighted average number of shares used in
  Calculation of diluted earnings per share    2,196,233   2,098,620

Diluted loss per share                         $(    .00)  $(    .06)

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

(J) Financial Information About Foreign and Domestic Operations and
    Export Sales

                                   FOR THE THREE MONTHS ENDED
                                     8/31/02         8/31/01
Sales to unaffiliated customers:
      United States                 $754,597        $742,271
      Europe                         288,435         439,879
      Central and South America       59,240          91,889
      Middle East                     72,163          48,372
      Other Foreign                  111,064         112,377
                                   ---------       ---------
                                  $1,285,499      $1,434,788

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

For the three months ended August 31, 2002, net sales decreased $149,289 (10.4%) as compared to the three months ended August 31, 2001. International net sales decreased $161,615, primarily in Europe. European sales are generally lower in the first fiscal quarter because of office closings for the summer months. The backlog of international orders at May 31, 2001 was approximately $109,230 so some of these orders were shipped in the quarter ended August 31, 2001, which made sales for that quarter (the first fiscal quarter of 2002) higher than usual. The backlog at May 31, 2002 was approximately $57,485 so the sales for the quarter ended August 31, 2002 were lower in comparison. The general economic conditions in Europe during the quarter ended
August 31, 2002 also contributed to the decrease.   Domestic net sales
increased $12,326.

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

For the three months ended August 31, 2002, general and administrative expenses increased $4,445 (4.2%) as compared to the three months ended August 31, 2001. The increase is primarily attributable to an increase in labor and insurance costs. Of the labor costs increase, $5,250 represents the period expense attributable to 60,000 shares of common stock to be issued to the Chief Executive officer for partial compensation of services, amortized over calendar year 2002, (see
Note H in Results of Operations), offset by a decrease in labor costs of other employees.

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

(a)  Exhibits

99.1  Certifications of Chief Executive Officer and Director of
Financial Planning pursuant to 18 U.S. Section 135D is adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LANCER ORTHODONTICS, INC.
                                Registrant


Date April 30, 2003             By /s/ Zackary Irani
                                Zackary Irani,
                                Chief Executive Officer



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


Date:  April 30, 2003



/s/John Dodge
Director of Financial Planning