Form 10QSB/A
period 2002-11-30
LANCER ORTHODONTICS INC /CA/
filed 2003-05-01
CIK 57538

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
11/30/02

ASSETS
CURRENT ASSETS:
Cash                                                        $  434,312
Accounts receivable, less allowances for sales
 returns and doubtful receivables of $180,132                1,040,772
Inventories, net of reserve of $218,608                      1,844,364
Prepaid expenses                                                54,012
  Total current assets                                       3,373,460

PROPERTY AND EQUIPMENT, at cost                              2,446,031
Less:  Accumulated depreciation                             (2,374,272)
                                                                71,759
INTANGIBLE ASSETS:
Marketing and distribution rights, net                          47,725
Technology use rights, net                                       4,033
                                                                51,758
OTHER ASSETS                                                    35,546
                                                             ---------
  Total assets                                              $3,532,523
                                                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                            $  241,013
Accrued payroll and related benefits                           148,808
Other current liabilities                                       94,291
Line of credit                                                      --
  Total current liabilities                                    484,112

Mandatorily redeemable convertible preferred stock
  Series C, $.06 noncumulative annual dividend,
  $.75 par value, 250,000 shares authorized;
  0 shares issued and outstanding in 2001
  ($.75 liquidation preference)                                     --

COMMITMENTS AND CONTINGENCIES                                       --

STOCKHOLDERS' EQUITY:
Redeemable convertible preferred stock,
  Series D, $.04 noncumulative annual dividend;
  $.50 par value: Authorized 500,000 shares;
  0 shares issued and outstanding
  ($.50 liquidation preference per share)                           --
Common stock, no par value: authorized 50,000,000
  shares; issued and outstanding 2,196,233                   4,844,345
Prepaid expense                                              (   1,750)
Accumulated deficit                                         (1,794,184)
  Total stockholders' equity                                 3,048,411
                                                             ---------
  Total liabilities and stockholders' equity                $3,532,523
                                                             =========
LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                 FOR THE THREE          FOR THE SIX
                                 MONTHS ENDED           MONTHS ENDED
                             11/30/02   11/30/01    11/30/02   11/30/01

NET SALES                  $1,504,904 $1,629,333  $2,790,403 $3,064,121

COST OF SALES               1,054,601  1,017,986   1,978,181  2,095,384
                            ---------  ---------   ---------  ---------
  Gross Profit                450,303    611,347     812,222    968,737

OPERATING EXPENSES:
  Sales & Marketing           298,129    400,435     580,230    777,882
  General & Administrative    110,926    112,803     221,189    218,621
  Product Development          15,996          0      31,182          0
                              -------    -------     -------    -------
TOTAL OPERATING EXPENSES      425,051    513,238     832,601    996,503

INCOME (LOSS) FROM OPERATIONS  25,252     98,109    ( 20,379)  ( 27,766)

OTHER INCOME (EXPENSE):
  Interest Expense           (     16)  (  4,319)   (  3,588)  (  7,541)
  Other Income (Expense), net   3,821   ( 20,821)     50,093   ( 20,061)
                               ------     ------      ------     ------
TOTAL OTHER INCOME (EXPENSE)    3,805   ( 25,140)     46,505   ( 27,602)
                               ------     ------      ------     ------
INCOME (LOSS) BEFORE INC TAXES 29,057     72,969      26,126   ( 55,368)

INCOME TAXES                      194        800         194        800
                               ------     ------      ------     ------
NET INCOME (LOSS)              28,863     72,169      25,932   ( 56,168)

OTHER COMPREHENSIVE INCOME         --         --          --          --
                               ------     ------      ------     ------
COMPREHENSIVE INCOME (LOSS)  $ 28,863   $ 72,169    $ 25,932   $(56,168)

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of
  common shares             2,196,233  2,098,624   2,196,233  2,098,624

BASIC                       $     .01  $     .03   $     .01   $   (.03)

Weighted average number
  of shares used in
  calculation of diluted
  earnings per share        2,196,233  2,098,624   2,196,233  2,098,624

DILUTED                     $     .01  $     .03   $     .01  $    (.03)





LANCER ORTHODONTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED
                                                    11/30/02    11/30/01

Cash flows from operating activities:
Net income (loss)                                   $ 25,932   $( 56,168)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
Depreciation and amortization                         48,234      53,712
Provision for losses on accounts receivable              132    (    361)
Provision for losses on inventory                     30,000      18,000
Common stock issued for services                      10,500          --
Net change in operating assets and liabilities:
Accounts receivable                                   81,031      12,091
Inventories                                          213,395    ( 95,796)
Prepaid expenses                                         263       7,736
Insurance claim receivable                            81,758          --
Accounts payable                                    (178,340)   ( 43,150)
Accrued payroll                                       53,815      16,524
Other current liabilities                             40,285      30,521
                                                     -------     -------
Net cash provided by (used in) operating activities  407,005    ( 56,891)

Cash flows from investing activities:
  Additions to property and equipment               ( 35,609)         --
  Other assets                                            --    ( 15,573)
                                                     -------     -------
Net cash used in investing activities               ( 35,609)   ( 15,573)

Cash flows from financing activities:
  Increase (decrease) in line of credit             ( 65,669)     32,845
                                                     -------     -------
Cash flows provided by (used in) financing
  Activities                                        ( 65,669)     32,845
                                                     -------     -------
Net change in cash                                   305,727    ( 39,619)

Cash, beginning of period                            128,585     131,550
                                                     -------     -------
Cash, end of period                                 $434,312    $ 91,931
                                                     =======     =======
Supplemental disclosure of cash flow information:
  Cash paid for:
  Interest                                          $     16    $  7,541

  Lancer issued 5,833 shares of common stock
  valued at $1,750 for services to be rendered      $  1,750    $     --








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

                                     EARNINGS PER SHARE (UNAUDITED)
                                   FOR THE THREE         FOR THE SIX
                                   MONTHS ENDED          MONTHS ENDED
                               11/30/02   11/30/01   11/30/02   11/30/01
  Basic Income (Loss) per Share:
Net income (loss)              $ 28,863   $ 72,169   $ 25,932  $( 56,168)

Net income (loss) applicable to
  common shareholders          $ 28,863   $ 72,169   $ 25,932  $( 56,168)

Weighted average number of
  common shares               2,196,233  2,098,624  2,196,233  2,098,624

Basic income (loss) per share  $    .01   $    .03   $    .01  $(    .03)

  Diluted Income (Loss) per Share:

Net income (loss) from primary
  Income per common share      $ 28,863   $ 72,169   $ 25,932  $( 56,168)

Net income (loss) for diluted
  earnings per share           $ 28,863   $ 72,169   $ 25,932  $( 56,168)

Weighted average number of shares
  used in calculation of diluted
  earnings per share          2,196,233  2,098,624  2,196,233  2,098,624

Diluted income (loss) per share$    .01   $    .03   $    .01  $(    .03)

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the six months ended November 30, 2002, net income increased from a net loss of $56,168 at November 30, 2001 to net income of $25,932 at November 30. 2002. For the three months ended November 30, 2002, net income decreased from net income of $72,169 at November 30, 2001 to a net income of $28,863 at November 30, 2002. The six month increase is primarily due to other income from insurance proceeds of $62,655. The three month decrease is primarily due to a decrease in sales.

For the six months ended November 30, 2002, net sales decreased
$273,718 (8.9%) as compared to the six months ended November 30, 2001. For the three months ended November 30, 2002, net sales decreased $124,429 (7.6%) as compared the three months ended November 30, 2001. International net sales decreased $364,768 (23.0%) and $203,153 (22.7%), respectively, for the six months and three months ended November 30, 2002, as compared to the six months and three months ended November 30, 2001. The decrease in sales was primarily in Europe and South America. International sales can be affected by fluctuations in the exchange rate of the host country to the U.S. dollar and by other economic conditions. The exchange rate decline of certain South American currencies contributed to approximately an $18,000 decrease in 2nd quarter international sales. Domestic net sales increased $91,050 (6.2%) and $78,724 (10.7%) respectively, for the six months and three months ended November 30, 2002, as compared to the six months and three months ended November 30, 2001.

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

For the six months ended November 30, 2002, general and administrative expenses increased $2,568 (1.2%) as compared to the six months ended November 30, 2001. The increase is primarily due to an increase in insurance costs. For the three months ended November 30, 2002, general and administrative expenses decreased $1,877 (1.7%) as compared to the three months ended November 30, 2002. The decrease is primarily attributable to a decrease in professional services expense. For the six months ended November 30, 2002, $10,850 represents the period expense resulting from 60,000 shares of common stock issued to the Chief Executive Officer for partial compensation of services, amortized over calendar year 2002.

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

The following stock was issued during the quarter ended November 30, 2002.

Date      Title               Shares    Amount   Class
9-25-02   Restricted Common   37,595   $ 8,271   Insider & Qualified
                                                 Investor
9-25-02   Restricted Common   60,000   $21,000   Insider & Qualified
                                                 Investor

The exemption relied upon for the issuance of the unregistered shares was that the shares were issued to qualified investors within the meaning of Securities and Exchange Commission Rule 501, Regulation D."

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