Form 10KSB/A
period 2002-05-31
LANCER ORTHODONTICS INC /CA/
filed 2003-05-16
CIK 57538

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

Dated:  May 16, 2003

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

Signature                  Title                  Date


/s/ Zackary Irani                                 May 16, 2003
      Zackary Irani        CEO, Chairman of
                           the Board& Director

/s/ Janet Moore                                   May 16, 2003
      Janet Moore          Secretary & Director

/s/ Dr. Robert Orlando                            May 16, 2003
      Dr. Robert Orlando   Director

/s/ Dr. Francis Cano                              May 16, 2003
      Dr. Francis Cano     Director



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


Date:  May 16, 2003



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


Date:  May 16, 2003



/s/Catherine Wyss
Accounting Manager







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