Form 10QSB/A
period 2002-08-31
LANCER ORTHODONTICS INC /CA/
filed 2003-05-16
CIK 57538

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


                                LANCER ORTHODONTICS, INC.
                                Registrant


Date May 16, 2003               By /s/ Zackary Irani
                                Zackary Irani,
                                Chief Executive Officer


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


Date:  May 16, 2003



/s/John Dodge
Director of Financial Planning







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