Form 10KSB
period 2003-05-31
LANCER ORTHODONTICS INC /CA/
filed 2003-09-15
CIK 57538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES
EXCHANGE ACT OF 1934
(No fee required)

For the Fiscal Year Ended May 31, 2003         Commission File No. 0-5920

LANCER ORTHODONTICS, INC.
(Name of small business Registrant in its charter)

           CALIFORNIA                                  95-2497155
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

253 Pawnee Street, San Marcos, California              92069-2437
Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (760) 744-5585
Securities Registered Pursuant to Section 12(b) of the Act:       NONE
Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock,
                                                           Without Par Value


Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes   X          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   X

Registrant's revenue for its most recent fiscal year $5,887,898.

The aggregate market value of the voting equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on the OTCBB as of November 30, 2002 was approximately $465,000.

The number of shares of Registrant's no par value common stock outstanding as of August 14, 2003, was 2,196,224.

Documents Incorporated by Reference:
1.Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:
Yes            No   X


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

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. The potential impact for the use of our own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2003, this obligation was approximately $401,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2003.

Narrative Description of the Business

Principal Products and Industry Segments. Lancer's manufactured product line includes preformed bands, direct bonding brackets, buccal tubes, arch wires, lingual attachments, and related accessories to be used by orthodontists and dentists in treating their patients. The foregoing are assembled for the orthodontists' prescriptions or the specifications of private label customers. Lancer's manufactured products are also sold to distributors worldwide.

In addition, Lancer markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2003 fiscal year, Lancer had six sales representatives, all in the United States, all of whom are employees of Lancer. We believe that all Lancer products sold in the US comply with FDA regulations.

In selected foreign countries, Lancer sells its products directly to orthodontists through its international marketing division. Lancer also sells its products through distributors in certain foreign countries and to other companies on a private label basis. Lancer has entered into a number of distributor agreements whereby it granted the marketing rights to its products in certain sales territories in Mexico, Central America, South America, Europe, Canada, Australia, and Japan. The distributors complement the international marketing department which was established in 1982 and currently employs three people in the U.S. and one person in Mexico.

For the fiscal years ended May 31, 2003 and 2002, sales by class of product are:

      Class of Product                            2003             2002
  Manufactured Products                       $4,403,000       $4,143,000
  Resale Products                              1,485,000        1,879,000
      Total                                   $5,888,000       $6,022,000

Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

Financial Information About Foreign and Domestic Operations and Export Sales. for the fiscal years ended May 31, 2003 and 2002:

                                                  2003             2002
Sales to unaffiliated customers:
  United States                               $3,144,000       $3,031,000
  Europe                                       1,732,000        1,813,000
  Central & South America                        262,000          366,000
  Middle East                                    270,000          334,000
  Other Foreign                                  480,000          478,000
     Total                                    $5,888,000       $6,022,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                                  2003             2002
Long-lived assets:
  United States                                 $164,000          $21,000
  Mexico                                          59,000           27,000
     Total                                      $223,000          $48,000

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

With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. The international ISO 9002 and EN 46002 standards will become obsolete in December 2003. As a result, Lancer is currently in the process of updating its Quality Management System for conformance to the new ISO 9000:2000 international quality system standards, as well as the ISO 13485 standard for medical devices. Compliance with and certification to both ISO 9000:2000 and ISO 13485 is planned to be implemented by December 2003.

Competition. Lancer encounters intense competition in the sale of orthodontic products. Lancer's management believes that Lancer's six major competitors are Unitek, a subsidiary or division of 3M; Ormco, a subsidiary or division of Sybron Dental Specialties; RMO, Inc., a private company; American Orthodontics, a private company; GAC, a division of Dentsply: and Dentaurum, a foreign company. Lancer estimates that these six competitors account for approximately 70-80% of the orthodontic products manufactured and sold in the United States. Lancer's management also believes that each of these six competitors is larger than Lancer, has more diversified product lines, and has financial resources exceeding those of Lancer. While there is no assurance that Lancer will be successful in meeting the competition of its major competitors, Lancer has, in the past, successfully competed in the orthodontic market and has achieved wide recognition of both its name and its products.

Sources and Availability of Raw Materials. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2003 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

Customers, Backlog, and Seasonality of Business. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 2003 and 2002. Lancer's backlog at May 31, 2003 and 2002, was $35,000 and $84,000, respectively. The change in backlog is primarily attributable to improved planning (better forecasting of demand) and softened summer demand.
Lancer's business has not been subject to significant seasonal fluctuations.





Patents and Trademarks, Licenses, Franchises, and Concessions Held. On April 4, 1989, Lancer was granted a patent on its Counter Force design of a nickel titanium orthodontic archwire. On August 1, 1989, Lancer was granted a patent on its bracket design used in the manufacturing of Sinterline and Intrigue orthodontic brackets. On September 17, 1996, Lancer was granted a patent on its method of laser annealing marking of orthodontic appliances. On March 4, 1997, Lancer was granted a patent on an orthodontic bracket and method of mounting. All of the patents are for a duration of seventeen years. Lancer has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by Lancer. Lancer has also entered into a number of license and/or royalty agreements pursuant to which it has obtained rights to certain of the products which it manufactures and/or markets. The patents and agreements have had a favorable effect on Lancer's image in the orthodontic marketplace and Lancer's sales. Lancer Orthodontics has license agreements as a licensee with three products. As a licensor we have licenses on the design of a nickel titanium orthodontic archwire. All but one of the agreements requires royalty payment on a percentage of net sales dollars sold in over a specified period. One specific license specifies a royalty payment based upon the number of units sold.

Lancer has made a practice of selling its products under trademarks and of obtaining protection for those trademarks in the United States and certain foreign countries. Lancer considers these trademarks to be of importance in the operation of its business.

Product Development and Improvement. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. The total costs incurred by Lancer on product development activities were approximately $107,000 and $4,000 for the fiscal years ended May 31, 2003 and 2002, respectively.

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

Employees. As of August 15, 2003, Lancer had 36 employees, 1 part time. The increase of employees from 2002 to 2003 was in the marketing support department. Additionally, Lancer, through its Mexican subsidiary, employs approximately 120 people in Mexico.

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

Item 2.  PROPERTIES

The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $3,903 at May 31, 2003, and is included in accrued liabilities in the accompanying balance sheet. Total rental expense for this facility for each of the years ended May 31, 2003 and 2002 was approximately $69,000.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The new lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de
Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rental expense for this facility for the years ended May 31, 2003 and 2002 was approximately $76,000 and $69,000, respectively.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At May 31, 2003 and 2002, other assets on the balance sheet includes approximately $39,000 and $31,000, respectively, of security deposit paid by Lancer on the Mexico location.

Future aggregate minimum annual cash lease payments are as follows:

             Years ending
              May 31, 2004                        $173,950
              May 31, 2005                         132,003
              May 31, 2006                         131,148
              May 31, 2007                         129,438
              May 31, 2008                         127,767
              May 31, 2009                         105,776
                                                  $800,082

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the year ended May 31, 2003 was $344.

Item 3.  LEGAL PROCEEDINGS - Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the year ended May 31, 2003.

PART II

Item 5.  MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Approximate high and low sales prices for Lancer's common stock, based on a graph provided by MSN Money, for the last two years are presented below. The market for Lancer's stock is limited and sporadic and is traded under the symbol LANZ.

  Quarter Ended                                    High               Low
   August 31, 2001                                 $.30              $.20
   November 30, 2001                               $.35              $.21
   February 28, 2002                               $.30              $.21
   May 31, 2002                                    $.38              $.34
   August 31, 2002                                 $.31              $.23
   November 30, 2002                               $.30              $.26
   February 28, 2003                               $.40              $.32
   May 31, 2003                                    $.51              $.38

The Company's stock is traded on the OTC Bulletin Board.

As of July 29, 2003, there were approximately 311 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividend on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of May 31, 2003:

                                                         Number of Securities
                       Number of       Weighted-Average  Remaining Available
                       Securities      Exercise Price    for Future Issuance
                       To be Issued    of Outstanding    Under Compensation
                       Upon Exercise   Options,          Plans (Excluding
                       Of Outstanding  Warrants          Securities Reflected
Plan Category          Options         and Rights        in First Column)

Equity compensation
plans approved by
security holders         430,500          .53               19,500

Equity compensation
plans not approved
by security holders           --           --                   --

Total                    430,500                            19,500

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

Result of Operations

For the fiscal year ended May 31, 2003, net sales decreased $134,433 (2.2%) from $6,022,331 in 2002 to $5,887,898 in 2003. International net sales decreased $247,418 (8.3%) from $2,991,228 in 2002 to $2,743,810 in 2003.
This decrease is primarily due to weak economics in South and Central America. Domestic net sales increased $112,985 (3.7%) from $3,031,103 in 2002 to $3,144,088 in 2003.

Cost of sales, as a percentage of sales, increased 1.3% from 69.1% in fiscal 2002 to 70.4% in fiscal 2003. The increase is primarily attributable to expansion costs in Mexico.

Selling expenses decreased $139,961 (10.5%) from $1,330,135 in 2002 to $1,190,174 in 2003. The decrease is primarily attributable to decreases in labor costs and travel expenses.

General and Administrative expenses increased $43 (0.1%) from $429,785 in 2002 to $429,828 in 2003. The increase is primarily attributable to an increase in insurance costs, offset by a decrease in professional fees.

Product Development expenses increased $103,528 (2700%) from $3,842 in 2002 to $107,370 in 2003. The increase is primarily attributable to labor costs and supplies associated with development of new products and manufacturing technologies.

Interest expense decreased $13,904 (79.3%) from $17,539 in 2002 to $3,635 in 2003. The decrease is primarily attributable to a decrease in the average line of credit balance due to an increase in cash, primarily from insurance proceeds. Interest income decreased $181 (50.7%) from $357 in 2002 to $176 in 2003 primarily due to lower interest rates.

Other income increased $102,477 from other expense of $43,295 in 2002 to other income of $59,182 in 2003. The increase is primarily attributable to other income of $62,655 from the insurance claim settlement of $144,413 for the theft of inventory at Lancer's Mexicali facility, less $81,758 of inventory related thereto.

Rental income of $344 was realized in fiscal year 2003 resulting from the sub-lease of approximately 459 square feet of San Marcos warehouse space.



Financial Condition, Liquidity, and Capital Resources

During fiscal 2002, management negotiated a new line of credit with GE Capital Healthcare Financial Services through October 24, 2003. The line of credit allows for borrowing up to $400,000 and is limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at May 31, 2003 was $426. The unused portion available under the line of credit at May 31, 2003, was approximately $365,000. Borrowings bear interest at prime plus 2.00% per annum (8.25% at May 31, 2003), but never less than 8.0%.

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

Working capital decreased $26,619 (0.9%) from $2,840,291 in 2002 to $2,813,672 in 2003. The decrease is primarily attributable to decreases in inventories and accounts receivable, offset by an increase in cash.

Cash increased $382,822 (297.7%) from $128,585 in 2002 to $511,407 in 2003.

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years based upon a level of demand for its products consistent or in excess of prior years and existing technology.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company's obligations and commitments as of May 31, 2003.




                                  Payments Due by Period

Contractual Cash                    Less than                           After
Obligations            Total        1 Year    1-3 Years   4-5 Years   5 Years

Line of Credit              426         426          -           -          -
Operating Leases        800,082     173,950    263,151     257,205    105,776
Employment Agreements   135,000     135,000          -           -          -

                       $935,508    $309,376   $263,151    $257,205   $105,776

Employment Agreement

Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. In addition, the Company granted Mr. Castner stock options to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $0.43 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of the grant; (ii) 25% vesting on the second anniversary of the date of the grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should the Company be purchased by an unaffiliated third party, the options shall vest 100%.

Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which has been reflected in the May 31, 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable. During fiscal year 2003, Lancer received $144,413 from the insurance carrier; the estimated value of the stolen inventory at net average selling price, less commissions and royalties. Lancer recorded other income of $62,655 from the proceeds received in excess of standard costs. In order to deter future thefts, a new security company has been hired and a new security system installed. In addition, employees are being closely monitored.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.







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

In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, " Financial Statements," relating to consolidation of certain entities. FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position, results of operations or cash flows.




In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

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

We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. Sales of manufactured and resale products comprise approximately 75% and 25% of total sales, respectively, for fiscal 2003.

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At May 31, 2003, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

Item 7  FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's financial statements are contained which are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES - Not Applicable

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF LANCER

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year period ended May 31, 2003, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2003, is also incorporated herein by reference. Information regarding Section 16 compliance, set forth under caption "Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2003, is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2003, is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2003, is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively; and service fees of approximately $2,900 per month. The accompanying balance sheet includes a total receivable of approximately $14,000 due from Biomerica at May 31, 2003; including a one time shelter fee of $5,000, service fees of approximately $6,000, payroll expenses of $2,600, and other expenses to be reimbursed of approximately $400.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed in the year ended May 31, 2003.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 15, 2003

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

Signature                   Title                          Date

/s/ Zackary Irani                                          September 15, 2003
    Zackary Irani           CEO, Chairman of the Board
                            & Director

/s/ Janet Moore                                            September 15, 2003
    Janet Moore             Secretary & Director

/s/ Dr. Robert Orlando                                     September 15, 2003
    Dr. Robert Orlando      Director

/s/ Dr. Francis Cano                                       September 15, 2003
    Dr. Francis Cano        Director



CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that the Annual Report on Form 10-KSB for the fiscal Year ended May 31, 2003, fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer

Date:  September 15, 2003



CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Lancer Orthodontics,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of our internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 15, 2003

/s/Zackary Irani
Chief Executive Officer



CERTIFICATION OF ACCOUNTING MANAGER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Cathering Wyss, certify that the Annual Report on Form 10-KSB for the fiscal Year ended May 31, 2003, fully complies with the requirements in Sections
13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Catherine Wyss
    Catherine Wyss
    Accounting Manager

Date:  September 15, 2003




CERTIFICATION OF ACCOUNTING MANAGER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Catherine Wyss, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Lancer Orthodontics,
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of our internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 15, 2003


/s/Catherine Wyss
Accounting Manager







Lancer Orthodontics, Inc.
Consolidated Financial Statements
As of May 31, 2003 and
For Each of the Two Fiscal Years Then Ended



Report of Independent Certified Public Accountants            FS-2


Consolidated Financial Statements

Consolidated Balance Sheet                                    FS-3

Consolidated Statements of Operations                         FS-4

Consolidated Statements of Stockholders' Equity               FS-5

Consolidated Statements of Cash Flows                         FS-6


Notes to Consolidated Financial Statements            FS-7 - FS-20








































Report of Independent Certified Public Accountants


The Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying consolidated balance sheet of Lancer Orthodontics, Inc. (the "Company") and its wholly-owned subsidiary as of May 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lancer Orthodontics, Inc. as of May 31, 2003, and the results of its operations and its cash flows for each of the two fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/BDO SEIDMAN, LLP




Orange County, California
August 11, 2003










May 31,                                                                2003

Assets

Current assets
Cash                                                               $511,407
Accounts receivable, net of allowance for doubtful
accounts of $105,000                                              1,099,440
Inventories, net of reserve of $137,225                           1,749,016
Related party receivables                                            13,890
Prepaid expenses                                                     55,486
Other receivables                                                    19,531

Total current assets                                              3,448,770

Property and equipment, net                                         223,307
Intangible assets, net                                               35,275
Other assets                                                         43,400

                                                                 $3,750,752

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                                   $396,862
Accrued payroll and related benefits                                141,151
Accrued professional fees                                            40,000
Accrued royalties                                                    49,553
Other current liabilities                                             7,106
Line of credit                                                          426

Total current liabilities                                           635,098

Commitments and contingencies

Stockholders' equity
Preferred stock, various series; 750,000 shares
  authorized; no shares issued and outstanding                            -
Common stock, no par value; 50,000,000 shares
  authorized; 2,196,224 shares issued and
  outstanding, and 69,471 shares subscribed                       4,864,595
Accumulated deficit                                              (1,748,941)

Total stockholders' equity                                        3,115,654

                                                                 $3,750,752










Years ended May 31,                                    2003           2002

Net sales                                         $5,887,898     $6,022,331

Cost of sales                                      4,143,999      4,159,048

Gross profit                                       1,743,899      1,863,283

Operating expenses:
Selling                                            1,190,174      1,330,135
General and administrative                           429,828        429,785
Product development                                  107,370          3,842

Total operating expenses                           1,727,372      1,763,762

Operating income                                      16,527         99,521

Other income (expense):
Interest expense                                      (3,635)       (17,539)
Interest income                                          176            357
Other income (expense), net                           59,526        (43,295)

Total other income (expense)                          56,067        (60,477)

Income before income taxes                            72,594         39,044

Income taxes                                           1,419          1,260

Net income                                           $71,175        $37,784

Per share data:

Basic                                                  $0.03          $0.02

Diluted                                                $0.03          $0.02


Weighted average number of common and common equivalent shares:

Basic                                              2,211,479      2,098,792

Diluted                                            2,235,623      2,098,792















                                          Common Stock
                     Common Stock          Subscribed      Accumulated
                   Shares      Amount    Shares   Amount      Deficit      Total
Balances,
May 31, 2001     2,098,620  $4,815,074        -  $     -   $(1,857,900) $2,957,174

Share adjustment         8           -        -        -             -           -
Common stock
subscribed for
services and payroll     -           -   62,595   17,021             -      17,021

Net income              -            -        -        -        37,784      37,784

Balances,
May 31, 2002     2,098,628   4,815,074   62,595   17,021    (1,820,116)  3,011,979

Share adjustment         1           -        -        -             -           -
Common stock
issued for services
provided and payroll
in prior year       62,595      17,021  (62,595) (17,021)            -           -

Common stock
issued in lieu
of payroll          35,000      12,250        -        -             -      12,250

Common stock
subscribed in lieu
of payroll               -           -   69,471   20,250             -      20,250

Net income               -           -        -        -        71,175      71,175

Balances,
May 31, 2003     2,196,224  $4,844,345   69,471  $20,250   $(1,748,941) $3,115,654









Years Ended May 31,                                     2003           2002

Cash flows from operating activities:
  Net income                                         $71,175        $37,784
  Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     78,318        107,770
    Provision for losses on accounts receivable       56,911          5,000
    Provision for inventory                           20,335         36,870
    Common stock for services                         32,500         17,021
    Net change in operating assets and liabilities:
      Accounts receivable                            (34,416)        34,016
      Inventories                                    318,408         15,214
      Related party receivables                      (13,890)             -
      Prepaid expenses                                (1,211)        (9,657)
      Insurance claim receivable                      81,758        (81,758)
      Other receivables                              (19,530)             -
      Accounts payable                               (22,491)       (41,999)
      Accrued payroll and related benefits            46,157        (22,732)
      Other liabilities                               42,653         (6,379)

Net cash provided by operating activities            656,677         91,150

Cash flows from investing activities:
  Purchases of property and equipment               (200,757)        (3,387)
  Other assets                                        (7,855)       (16,397)

Net cash used in investing activities               (208,612)       (19,784)

Cash flows from financing activities:
  Net decrease in line of credit agreement           (65,243)       (74,331)

Net cash used in financing activities                (65,243)       (74,331)

Net change in cash                                   382,822         (2,965)

Cash, beginning of period                            128,585        131,550

Cash, end of period                                 $511,407       $128,585

Supplemental disclosures of cash flow information:
  Cash paid during the year for:

    Interest                                          $3,635        $17,539

    Income taxes                                        $619         $1,260






1.  Organization

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company had a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 7). During fiscal 2002, the facility in Mexico was incorporated and became a wholly-owned and consolidated subsidiary of the Company. This subsidiary now also administers services previously provided by an independent manufacturing contractor (Note 7). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 75% and 25% of total sales, respectively, for fiscal 2003 and 69% and 31% of total sales, respectively, for fiscal 2002.

Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 33% and 42% during fiscal 2003 and 2002, respectively, being domestic in nature.
The Company also sells certain of its products on a private label basis.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Accounting Methods

The Company uses the accrual method of accounting for financial and income tax reporting purposes.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 2003.



2.  Summary of Significant Accounting Policies (Continued)

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

Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may materially differ from the estimated amounts. As of May 31, 2003, reserves for credit losses totaled $65,000. Reserves for sales returns totaled $40,000. At May 31, 2003, one customer accounted for approximately 11.1% of gross accounts receivable. At May 31, 2002, one customer accounted for approximately 12.6% of gross accounts receivable. No one customer accounted for 10% or more of revenues for the years ended May 31, 2003 and 2002.

Suppliers - At May 31, 2003, one company accounted for 27.2% of accounts payable. At May 31, 2002, one company accounted for 35.4% of accounts payable. No company accounted for more than 10% of purchases for the years ended May 31, 2003 and 2002.

Geographic Concentration - Approximately $1,045,525 of gross inventory and $59,000 of property and equipment, net of accumulated depreciation and amortization, is located at the company's wholly owned subsidiary in Mexico (Note 7).

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

2.  Summary of Significant Accounting Policies (Continued)

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

2.  Summary of Significant Accounting Policies (Continued)

Intangible Assets

Assets are being amortized using the straight-line method over 18 years for the marketing and distribution rights. Marketing and distribution rights include repurchased sales territories. Technology use rights include the 1985 purchase of the assets and technology of Titan Research Associates, Ltd.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2003.

Stock Based Compensation

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended FAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, "Accounting for Stock Issued to Employees".

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the years ended May 31, 2003 and 2002, are as follows:




2.  Summary of Significant Accounting Policies (Continued)

May 31,                                                 2003          2002

Net income, as reported                               $71,175        $37,784
Add:  Stock-based employee compensation expense             -              -
Less:  Stock-based employee compensation expense
       determined under fair value calculations       (14,989)       (65,322)

Net income (loss) pro forma                           $56,186       $(27,538)

Basic income per share, as reported:                    $0.03          $0.02
Add:  Stock-based employee compensation expense
      recorded                                              -              -
Less: Stock-based employee compensation expense
      determined under fair value calculations              -          (0.03)

Pro forma                                               $0.03         $(0.01)

Diluted income per share, as reported:                  $0.03         $(0.02)
Add:  Stock-based employee compensation expense
      recorded                                              -              -
Less: Stock-based employee compensation expense
      determined under fair value calculations              -          (0.03)

Pro forma                                               $0.03          $0.02

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped, at which point title passes. An allowance was established for estimated returns as revenue is recognized.

Research and Development

Research and development expenses are expensed as incurred. The Company expensed approximately $107,000 and $4,000 of research and development expenses during the years ended May 31, 2003 and 2002, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended May 31, 2003 and 2002 was $4,531 and $13,115, respectively.

Currency

The functional currency for the Lancer De Mexico subsidiary is dollars. Accordingly, all transactions are recorded using dollars and no adjustments gains and losses on intercompany currency transactions is recorded.

Shipping and Handling Costs

Shipping and handling costs charged to customers is recorded in selling expenses. For the years ended May 31, 2003 and 2002, the Company recorded total shipping and handling costs of $18,195 and $38,743, respectively.


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

Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year. Potential common shares, which relate to shares issuable upon the exercise of common stock purchase options, were not included in the per share calculations for fiscal 2002 and 2001 as their effect was anti-dilutive. As of May 31, 2003, there was a total of 430,500 potential dilutive shares of common stock.

Earnings per share for the years ended May 31, 2003 and 2002 are as follows:

May 31,                                                 2003           2002

Basic income per share:

Net income                                            $71,175        $37,784

Net income applicable to common shareholders          $71,175        $37,784

Weighted average number of common shares            2,211,479      2,098,792

Basic income per share                                  $0.03          $0.02




2.  Summary of Significant Accounting Policies (Continued)

May 31,                                                 2003           2002

Diluted income per share:

Net income from primary income per common share       $71,175        $37,784

Net income for diluted earnings per share             $71,175        $37,784

Weighted average number of shares used in
  calculating basic earnings per common share       2,211,479      2,098,792

Add:
  Stock options                                        24,144              -

Weighted average number of shares used in
  calculating diluted earnings per share            2,235,623      2,098,792

Diluted income (loss) per share                         $0.03          $0.02

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "ACCOUNTING FOR LEASES." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for fiscal years ending after May 15, 2002. The implementation of SFAS No. 145 will effect the classification of extraordinary items presented in the Company's statements of operations.
Such gains will no longer be considered extraordinary in nature and will be reclassified to operations. The implementation of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

2.  Summary of Significant Accounting Policies (Continued)

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's financial position or results of operations.

In November 2002, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, " Financial Statements," relating to consolidation of certain entities. FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and

2.  Summary of Significant Accounting Policies (Continued)

equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's financial position, results of operations, or cash flows.

3.  Inventories

The components of inventories at May 31, 2003 are as follows:

Raw materials                                                $  389,607
Work in progress                                                 75,594
Finished products                                             1,421,040
Inventory reserves                                             (137,225)
Total                                                        $1,749,016

Approximately $1,045,525 of gross inventory is located at the Company's wholly-owned subsidiary manufacturing facility in Mexico (Note 7).

4.  Property and Equipment

The components of property and equipment at May 31, 2003 are as follows:

Machinery and equipment                                      $1,891,949
Dies, tools, and patterns                                       385,527
Furniture and fixtures                                          125,398
Leasehold improvements                                           21,872
Construction in progress                                        186,433
                                                              2,611,179
Less accumulated depreciation and amortization               (2,387,872)
Total                                                          $223,307

Costs in construction in progress consist of three projects, a new product line, retooling, and a new information system. Costs capitalized into the new product line at May 31, 2003 were $116,126 with approximately $204,000 in additional costs estimated to complete the project. Costs capitalized into the retooling are $34,418 with approximately $8,000 in additional costs estimated to complete the project. Costs capitalized into the new information system are $35,889 with approximately $35,000 in additional costs estimated to complete the project.

Costs in construction in progress consist of three projects, a new product line, retooling, and a new information system. Costs capitalized into the new product line at May 31, 2003 were $116,126 with approximately $204,000 in additional costs estimated to complete the project. Costs capitalized into the retooling are $34,418 with approximately $8,000 in additional costs estimated to complete the project. Costs capitalized into the new information system are $35,889 with approximately $35,000 in additional costs estimated to complete the project.

Approximately $59,000 of property and equipment, net of accumulated depreciation and amortization, is located at the Company's wholly-owned subsidiary in Mexico (Note 7).

Depreciation and amortization expense for the years ended May 31, 2003 and 2002, totaled $25,037 and $30,787, respectively.
5.  Intangible Assets

The components of intangible assets at May 31, 2003 are as follows:

Marketing and distribution rights                              $442,750
Technology use rights                                           858,328
Subtotal                                                      1,301,078
Less accumulated amortization                                (1,265,803)
Total                                                           $35,275

Amortization expense for the years ended May 31, 2003 and 2002 was $53,281 and $73,596, respectively. Future amortization expense for intangible assets is expected to be $24,900 and $10,375 for fiscal 2004 and 2005, respectively.

6.  Line of Credit

Effective October 24, 2001, the Company obtained a line of credit with a financing institution for borrowing up to $400,000 and is limited to specified percentages of eligible accounts receivable. The outstanding balance at May 31, 2003 was $426. The initial drawings were used to pay off in full the outstanding balance on the previous line of credit. The unused portion available under the line of credit at May 31, 2003 was approximately $365,000. The line of credit bears interest at prime plus 2% per annum (8.25% at May 31, 2003) but never less than 8%. The line of credit expires on October 24, 2003.

The line of credit is collateralized by substantially all the assets of the Company, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that the Company maintain a tangible net worth of $2,100,000. In addition to interest, a management fee of 0.25% of the average monthly outstanding loan balance and an unused balance fee of 0.0425% on the average monthly unused portion available are required. The Company is not required to maintain compensating balances in connection with this lending agreement. The Company was in compliance with its debt covenants at May 31, 2003.

The following summarizes information on short-term borrowings for the year ended May 31, 2003:

May 31,                                                            2003
Average month end balance                                       $13,295
Maximum balance outstanding at any month end                   $130,660
Weighted average interest rate (computed by
  dividing interest expense by average monthly balance)          27.34%

Interest rate at year end                                         8.25%

7.  Commitments and Contingencies

Leases

The Company leases its main facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004.


7.  Commitments and Contingencies (Continued)

The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $3,093 at May 31, 2003, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for the years ended May 31, 2003 and 2002 was approximately $69,000.

The Company entered into a non-cancelable operating lease for its Mexico subsidiary which expires March 2009. The lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between the Company and Biomerica for lease reimbursement of $2,875 per month (Note 13). Total rental expense for this facility was approximately $76,000 and $69,000 during the years ended May 31, 2003 and 2002, respectively.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At May 31, 2003 and 2002, other assets on the balance sheet includes approximately $39,000 and $31,000, respectively, of security deposit paid by the Company on the Mexico location.

The Company entered into a non-cancelable operating lease for a copier in February 2002 which expires February 2006, which requires monthly rentals of $214. Total expense for the copier was approximately $2,600 during the years ended May 31, 2003 and May 31, 2002.

At May 31, 2003, future aggregate minimum lease payments are as follows:

Years Ending May 31,                                             Amount

2004                                                           $173,950
2005                                                            132,003
2006                                                            131,148
2007                                                            129,438
Thereafter                                                      233,543

Total                                                          $800,082

Employment Agreement

Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. In addition, the Company granted Mr. Castner stock options on June 2, 2003 to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $0.43 per share. The stock options have a term of five years and will vest over four years as follows:
(i) 25% vesting on the first anniversary of the date of the grant; (ii)25% vesting on the second anniversary of the date of the grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should the Company be purchased by an unaffiliated third party, the options shall vest 100%.


7.  Commitments and Contingencies (Continued)

Manufacturing Agreement

In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in above under Leases. Since October 2000, the manufacturing agreement was operated on a month-to-month basis. During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2003, this obligation was approximately $401,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal years ended May 31, 2003 and May 31, 2002.

License and Royalty Agreements

The Company has entered into various license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements expire in 2004, 2006, 2007, and 2010. Royalty expense of approximately $116,100 is included in Cost of Sales for these agreements. Sales of products manufactured under these agreements comprise approximately 16% of total sales for the fiscal year ended May 31, 2003.

The Company has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by the Company. Royalty income of approximately $54,700 is netted from Cost of Sales for these agreements. Income from these agreements is less than 1% of the total revenue recognized for the fiscal year ended May 31, 2003.











7.  Commitments and Contingencies (Continued)

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

8.  Stockholders' Equity

Mandatorily Redeemable Convertible Preferred Stock - Series C

The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $0.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, or by request of a holder, can redeem outstanding shares of the preferred stock for cash at $0.75 per share after December 31, 1994.
At May 31, 2003, there were no shares issued and outstanding. There were no dividends declared or paid in 2003 or 2002.

Redeemable Convertible Preferred Stock - Series D

The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $0.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $0.50 per share after December 31, 1994. In May 2000, all 370,483 issued and outstanding shares were converted into 52,926 shares of common stock.
At May 31, 2003, there were no shares issued and outstanding. There were no dividends declared or paid in 2003 or 2002.

Common Stock

During 2003, the Company issued 37,595 shares of its common stock valued at $8,271 to Biomerica for certain management and consulting services rendered in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed.

During 2003, the Company issued 25,000 shares of its common stock valued at $8,750 to its Chief Executive Officer in lieu of salary in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed.

During 2003, the Company agreed to issue 104,471 shares of its common stock lued at $32,500 to its Chief Executive Officer in lieu of salary.




8.  Stockholders' Equity (Continued)

Stock Option Agreements

Under the 2000 Stock Incentive Plan (the "Plan"), the Company is authorized to grant stock options to key employees, officers, and directors of the Company (or its parent corporation), non-employee members of the Board of Directors of the Company (or its parent), and consultants who provide valuable services to the Company. Any options outstanding at date of plan termination will remain in effect. Under the plan, 450,000 shares have been authorized for grant or issuance. Stock options granted under the Plan shall be granted at an option price not less than 85% of the fair market value for options granted to employees, or less than 100% of the fair market value for options granted to non-employees. The fair market value of the stock is as of the date the option is granted. Most options granted under the Plan to date expire five (5) years from the date of their respective grant and all were granted at fair market value at the date of grant.
Options granted prior to May 31, 1995, generally vested on the date of grant and expired through August 1999.

During the year ended May 31, 2002, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.40 to an employee of the Company for services rendered. The options have a term of one year. Management assigned a value of $0 to the options.

During the year ended May 31, 2002, the Company granted 113,000 options to purchase shares of the Company's common stock at an exercise price of $0.30 to its' Chief Executive Officer for services rendered. The options vest over three years and have a term of five years. Management assigned a value of $0 to the options.

During the year ended May 31, 2003, the Company granted 70,000 options to purchase shares of the Company's common stock at an exercise price of $0.26 to certain employees of the Company for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

During the year ended May 31, 2003, the Company granted 40,000 options to purchase shares of the Company's common stock at an exercise price of $0.28 to an employee of the Company for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

During the year ended May 31, 2003, the Company granted 30,000 options to purchase shares of the Company's common stock at an exercise price of $0.28 to certain employees of the Company for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

On June 2, 2003, the Company granted 120,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.43 per share as pursuant to terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years.



8.  Stockholders' Equity (Continued)

SFAS 148 Pro Forma Information

The following summary presents the options granted, exercised, expired, and outstanding as of May 31, 2003:

                                                                   Weighted
                                                                    Average
                                Number of Shares                   Exercise
                            Employee   Non-employee       Total       Price
Outstanding,
May 31, 2001                 349,786        2,000       351,786       $0.93

Granted                      113,000       20,000       133,000        0.32
Exercised                          -            -             -           -
Expired                     (132,786)           -      (132,786)       1.03

Outstanding,
May 31, 2002                 330,000       22,000       352,000        0.66

Granted                      140,000            -       140,000        0.27
Exercised                          -            -             -           -
Expired                      (41,500)     (20,000)      (61,500)       0.71

Outstanding,
May 31, 2003                 428,500        2,000       430,500       $0.53

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 2003:

                                                        Weighted   Contractual
                                                        Average       Life
                                Number of Options       Exercise    Remaining
Exercise Price              Outstanding   Exercisable    Price        Years
$0.25-0.28                   158,000       56,333        $0.27         4.31
$0.40                        113,000       75,333        $0.30         3.58
$0.85-0.875                   73,500       73,500        $0.87         2.13
$1.00                         86,000       86,000        $1.00         0.25

Total                        430,500      291,166        $0.53

9.  Retirement Savings Plan(Continued)

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





10.  Income Taxes

The provision for income taxes for the years ended May 31, 2003 and 2002 were $1,419 and $1,260, respectively, consisting primarily of minimum state taxes.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2003 are presented below:

May 31,                                                              2003
Deferred tax assets:
Accounts receivable, principally due to allowance for
  doubtful accounts and sales returns                             $42,000
Inventories, principally due to additional costs
  inventoried for tax purposes pursuant to the Tax
  Reform Act of 1986 and allowance for inventory obsolescence      86,000
Compensated absences principally due to accrual for
  financial reporting                                              14,000
Net operating loss carryforwards                                  700,000
Business tax credit carryforwards                                  74,000
Less valuation allowance                                         (902,000)

Net deferred tax assets                                            14,000

Deferred tax liabilities:
Unamortized marketing rights                                      (14,000)

Net deferred tax liabilities                                      $     -

Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 2003. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods.

Income tax expense for the years ended May 31, 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income as a result of:

May 31,                                                 2003         2002
Computed "expected" tax expense                       $24,911      $13,665
Increase (decrease) in income taxes resulting from:
Meals and expenses                                      3,958        5,363
Change in beginning of the year balance of the
  valuation allowance for deferred tax assets
  allocated to income tax expense                     (28,869)     (19,028)
State and local income taxes, net of tax benefit        1,419        1,260
                                                       $1,419       $1,260

As of May 31, 2003, the Company has net tax operating loss carryforwards of approximately $2,059,000 and business tax credits of approximately $64,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2003, the Company has net tax operating loss carryforwards of approximately $70,000 and business tax credits of approx-imately $10,000 available to offset future state income tax liabilities.
10.  Income Taxes (Continued)

On September 11, 2002, California passed one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The new law suspends the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

11.  Export Sales

The Company has significant export sales. The net sales and operating activities are as follows:

May 31,                                                 2003          2002
Net Sales
Domestic                                            $3,144,000    $3,031,000
Europe                                               1,732,000     1,813,000
South America                                          262,000       366,000
Middle East                                            270,000       334,000
Other                                                  480,000       478,000

Total                                               $5,888,000    $6,022,000

Long-lived Assets
Domestic                                              $164,000       $21,000
Mexico                                                  59,000        27,000

Total                                                 $223,000       $48,000

12.  Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer De Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which had been reflected in the fiscal 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable.

In fiscal 2003, the Company received approximately $145,000 as payment on the claim in the prior year and recognized other income of approximately $63,000 in fiscal 2003 for amounts received above the carrying value of inventory stolen of approximately $82,000.

13.  Related Party Receivables
In fiscal 2003, the Company's parent Biomerica entered into an agreement with the Company whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of its Lancer De Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer De Mexico facility. At May 31, 2003, Biomerica owes the Company $11,100 from this agreement which is recorded as a receivable.

Initially, the Company paid approximately $2,600 of the payroll related to the Biomerica production of products at the Lancer De Mexico facility. The $2,600 has been recorded as a receivable at May 31, 2003. The approximate $200 remaining in the related party receivables represents miscellaneous receivables from normal operations.