Form 10QSB
period 2003-08-31
LANCER ORTHODONTICS INC /CA/
filed 2003-10-15
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For Quarter Ended August 31, 2003           Commission File No. 0-5920

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

     Yes                      No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 29, 2003: 2,196,224

Transitional small business disclosure format (check one):

     Yes    X                 No













LANCER ORTHODONTICS, INC.

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                      Page(s)
Item 1   Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheet                          3
           Condensed Consolidated Statements of Operations               4
           Condensed Consolidated Statements of Cash Flows               5
           Notes to Condensed Consolidated Financial Statements       6-17

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                       17-18

Item 3   Quantitative and Qualitative Disclosures about Market Risk     19

Item 4   Procedures and Controls                                        20

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                              20
Item 2   Changes in Securities and Use of Proceeds                      20
Item 3   Defaults upon Senior Securities                                20
Item 4   Submission of Matters to a Vote of Security Holders            20
Item 5   Other Information                                              20
Item 6   Exhibits and Reports on Form 8-K                               20
Signature                                                               20

























PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
08/31/03

ASSETS
CURRENT ASSETS:
  Cash                                                             $287,748
  Accounts receivable, less allowances for sales
    returns and doubtful receivables of $99,858                     901,656
  Inventories, net of reserve of $152,225                         1,773,547
  Related party receivables                                           9,443
  Prepaid expenses                                                   66,690
  Other receivables                                                  21,028
    Total current assets                                          3,060,112

PROPERTY AND EQUIPMENT, at cost                                   2,758,939
  Less:  Accumulated depreciation                                (2,393,108)
                                                                    365,831
INTANGIBLE ASSETS:
  Marketing and distribution rights, net                             29,050

OTHER ASSETS                                                         47,051
      Total assets                                               $3,502,044

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $270,300
  Accrued payroll and related benefits                              169,293
  Accrued professional fees                                          52,657
  Accrued Royalties                                                  20,754
  Other current liabilities                                           9,430
  Line of credit                                                        421
    Total current liabilities                                       522,855

COMMITMENTS AND CONTINGENCIES                                            --

STOCKHOLDERS' EQUITY:
  Preferred stock, various series; 750,000 shares authorized;
    no shares issued and outstanding                                     --
  Common stock, no par value; 50,000,000 authorized;
    2,196,224 shares issued and outstanding                       4,844,345
  Common stock subscribed, 78,846 shares subscribed                  24,000
  Accumulated deficit                                            (1,889,156)
    Total stockholders' equity                                    2,979,189
      Total liabilities and stockholders' equity                 $3,502,044








LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                 8/31/03           8/31/02

NET SALES                                      $1,318,107        $1,285,499

COST OF SALES                                     975,267           923,580

  Gross Profit                                    342,840           361,919

OPERATING EXPENSES:
  Selling                                         344,946           282,101
  General & Administrative                        111,019           110,263
  Product Development                              32,502            15,186

TOTAL OPERATING EXPENSES                          488,467           407,550

LOSS FROM OPERATIONS                             (145,627)          (45,631)

OTHER INCOME (EXPENSE):
  Interest Expense                                     --            (3,572)
  Other Income (Expense), net                       5,412            46,272

TOTAL OTHER INCOME (EXPENSE)                        5,412            42,700

LOSS BEFORE INCOME TAXES                         (140,215)           (2,931)

INCOME TAXES                                           --                --

NET LOSS                                         (140,215)           (2,931)

OTHER COMPREHENSIVE INCOME                             --                --

COMPREHENSIVE LOSS                              $(140,215)          $(2,931)


NET LOSS PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of common shares        2,266,476         2,196,233

BASIC                                               $(.06)            $(.00)

Weighted average number of shares used in
  calculation of diluted earnings per share     2,266,476         2,196,233

DILUTED                                             $(.06)            $(.00)








LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                        8/31/03     8/31/02

Cash flows from operating activities:
  Net loss                                            $(140,215)    $(2,931)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                        11,461      24,117
    Provision for losses on accounts receivable          (5,142)      1,136
    Provision for losses on inventory                    15,000      15,000
    Common stock issued in lieu of salary                 3,750       5,250
    Net change in operating assets and liabilities:
      Accounts receivable                               202,926      80,577
      Inventories                                       (39,531)     52,980
      Related part receivables                            4,447          --
      Prepaid expenses                                  (11,204)      5,044
      Insurance claim receivable                             --      81,758
      Other receivables                                  (1,497)         --
      Accounts payable                                 (126,562)   (139,250)
      Accrued payroll and related benefits               28,142      13,852
      Other current liabilities                         (13,818)      8,835

Net cash (used in) provided by operating activities     (72,243)    146,368

Cash flows from investing activities:
  Purchases of property and equipment                  (147,760)     (2,064)
  Other assets                                           (3,651)         --

Net cash used in investing activities                  (151,411)     (2,064)

Cash flows from financing activities:
  Net decrease in line of credit                            ( 5)    (64,461)

Cash flows used in financing activities                     ( 5)    (64,461)

Net change in cash                                     (223,659)     79,843

Cash, beginning of period                               511,407     128,585

Cash, end of period                                    $287,748    $208,428

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                $--      $3,572

  The Company issued 20,000 shares of common stock
    valued at $7,000 for services to be rendered            $--      $7,000







LANCER ORTHODONTICS, INC.
Notes to Condensed Consolidated Financial Statements

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements include the accounts of Lancer Orthodontics, Inc. (the "Company" or "Lancer") and its wholly-owned subsidiary Lancer Orthodontics de Mexico. The consolidated operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

Reference is made to Note 2 of the Notes to the Consolidated Financial Statements contained in Lancer's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003, for a summary of significant accounting policies utilized by Lancer.

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

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica's direct ownership percentage of Lancer is 31.12% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of August 31, 2003.

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, valuation of inventories, realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(D) Stock Based Compensation

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

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the quarter ended August 31, 2003 as follows:

August 31,                                                   2003      2002

Net loss, as reported                                    $(140,215)  $(2,931)
Add:   Stock-based employee compensation expense                --        --
Less:  Stock-based employee compensation expense
       determined under fair value calculations            (14,218)       --

Net income (loss) pro forma                              $(154,433)  $(2,931)

Basic income per share, as reported:                        $(0.06)   $(0.00)
Add:   Stock-based employee compensation expense recorded       --        --
Less:  Stock-based employee compensation expense
       determined under fair value calculations              (0.01)       --

Pro forma                                                   $(0.07)   $(0.00)


Notes to Condensed Consolidated Financial Statements - continued

Diluted income per share, as reported:                      $(0.06)   $(0.00)
Add:   Stock-based employee compensation expense recorded       --        --
Less:  Stock-based employee compensation expense
       determined under fair value calculations              (0.01)       --

Pro forma                                                   $(0.07)   $(0.00)

(E) Property and Equipment

Costs in construction in progress consist of two projects, a new product line and a new information system. Costs capitalized into the new product line at August 31, 2003 were $197,706 with approximately $130,000 in additional costs estimated to complete the project. Costs capitalized into the new information system are $41,158 with approximately $30,000 in additional costs estimated to complete the project.

(F) Line of Credit

At August 31, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at August 31, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at August 31, 2003, is $421 and the unused portion available is approximately $271,000. Lancer is in compliance with its debt covenants at August 31, 2003.

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

Future financing options are being explored.

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

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. The potential impact for the use of our own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At August 31, 2003, this obligation was approximately $350,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's consolidated financial statements.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2004. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $2,232 at August 31, 2003, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for the three months ended August 31, 2003, was approximately $17,000.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., a related party, using a portion of the additional square footage.
The new lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease will be borne by Lancer. Total rental expense for this facility for the three months ended August 31, 2003, was approximately $25,000.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At August 31, 2003, other assets on the consolidated balance sheet includes approximately $47,000 for security deposit paid on the Mexico location.







LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

At May 31, 2003, future aggregate minimum lease payments are as follows:

     Years ending May 31,
     2004                     $173,950
     2005                      132,003
     2006                      131,148
     2007                      129,438
     2008                      127,767
     2009                      105,776
          Total               $800,082

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003 with an unrelated third party. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the three months ended August 31, 2003 was $1,032.

Employment Agreement - Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. In addition, the Company granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $0.43 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of the grant; (ii) 25% vesting on the second anniversary of the date of the grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should the Company be purchased by an unaffiliated third party, the options shall vest 100%.

Common Stock - Lancer's stock is traded on the OTC Bulletin Board.

(H) Income Taxes

At May 31, 2003, Lancer had net tax operating loss carryforwards of approximately $2,059,000 and business tax credits of approximately $64,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2003, Lancer had net tax operating loss carryforwards of approximately $70,000 and business tax credits of approximately $10,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.








LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(I) Stockholders' Equity

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

During the year ended May 31, 2002, the Company granted 20,000 options to purchase shares of the Company's common stock at an exercise price of $0.40 to an employee of the Company for services rendered. The options have a term of one year. Management recorded $0 intrinsic value with respect to these options.

During the year ended May 31, 2002, the Company granted 113,000 options to purchase shares of the Company's common stock at an exercise price of $0.30 to its' Chief Executive Officer in lieu of salary. The options vest over three years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

During the year ended May 31, 2003, the Company granted 70,000 options to purchase shares of the Company's common stock at an exercise price of $0.26 to certain employees of the Company for services rendered. The options vest over four years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

During the year ended May 31, 2003, the Company granted 40,000 options to purchase shares of the Company's common stock at an exercise price of $0.28 to an employee of the Company for services rendered. The options vest over four years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

During the year ended May 31, 2003, the Company granted 30,000 options to purchase shares of the Company's common stock at an exercise price of $0.28 to certain employees of the Company for services rendered. The options vest over four years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.




LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(I) Stockholders' Equity - continued

On June 2, 2003, the Company granted 120,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.43 per share as pursuant to terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

On June 2, 2003, the Company granted 52,500 stock options to purchase shares of the Company's common stock at an exercise price of $0.43 per share to directors of the Company for services rendered. The options vest over two years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

On June 2, 2003, the Company granted 75,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.43 per share to its Chief Executive Officer in lieu of salary. The options vest over three years and have a term of five years. Management recorded $0 intrinsic value with respect to these options.

SFAS 148 Pro Forma Information

The following summary presents the options granted, exercised, expired, and outstanding as of August 31, 2003:
                                                               Weighted
                                                                Average
                         Number of Shares                      Exercise
                      Employee   Non-employee       Total         Price

Outstanding,
May 31, 2003           428,500        2,000        430,500        $0.53

Granted                247,500           --        247,500        $0.43
Exercised                   --           --             --           --
Expired                     --           --             --           --

Outstanding,
August 31, 2003        676,000        2,000        678,000        $0.49

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(J) Net Loss per Common Share and Dividends - continued

that then shared in the earnings of the entity. For all periods presented, no common stock equivalents have been included in the computation of diluted earnings per share as they were determined to be anti-dilutive.

                                               EARNINGS PER SHARE (UNAUDITED)
                                                  FOR THE THREE MONTHS ENDED
                                                   8/31/03           8/31/02
    Basic Loss per Share:

Net loss                                         $(140,215)          $(2,931)

Net loss applicable to common shareholders       $(140,215)          $(2,931)

Weighted average number of common shares         2,266,476         2,196,233

Basic loss per Share                                 $(.06)            $(.00)

    Diluted Loss per Share:

Net loss from primary income per common share    $(140,215)          $(2,931)

Net loss for diluted earnings per share          $(140,215)          $(2,931)

Weighted average number of shares used in
  calculation of diluted earnings per share      2,266,476         2,196,233

Diluted loss per share                               $(.06)            $(.00)

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. Potentially dilutive shares not included are 270,500 shares for outstanding employee stock options.

(K) Financial Information About Foreign and Domestic Operations and Export
    Sales

                                                  FOR THE THREE MONTHS ENDED
                                                   8/31/03          8/31/02
Sales to unaffiliated customers:
      United States                               $734,117         $754,597
      Europe                                       308,628          288,435
      Central and South America                     98,896           59,240
      Middle East                                   56,781           72,163
      Other Foreign                                119,685          111,064
                                                $1,318,107       $1,285,499

No other geographic concentrations exist where net sales exceed 10% of total net sales.

Sales or transfers between geographic areas         none             none
LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

                                                  08/31/03         08/31/02
  Long-lived Assets:
      United States                               $279,396          $18,947
      Mexico                                        86,435           24,985

                                                  $365,831          $43,932

(L) Related Party Transactions

In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively; and service fees of approximately $2,900 per month. The accompanying consolidated balance sheet includes a total receivable of approximately $9,400 due from Biomerica at August 31, 2003; for service fees of approximately $5,700, and other expenses to be reimbursed of approximately $3,700.

(M) Directors and Officers Insurance

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2003. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2003.

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(N) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company was required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Form 10-QSB are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause Lancer's actual results in future periods to differ from forecasted results. These risks and uncertainties include, among other things, the continued demand for the Company's products, availability of raw materials and the state of the economy. These and other risks are described in the Company's Annual Report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

For the three months ended August 31, 2003, net loss increased $137,284 as compared to the three months ended August 31, 2002. The increase in net loss is primarily attributable to the increase in marketing expense.

For the three months ended August 31, 2003, net sales increased $32,608 (2.5%) as compared to the three months ended August 31, 2002. International net sales increased $53,088, primarily in Central and South America. Domestic net sales decreased $20,480.

For the three months ended August 31, 2003, cost of sales as a percentage of sales totaled 74.0%, an increase of 2.1% as compared to the three months ended August 31, 2002, which totaled 71.9%. This increase is attributable to an increase in scrap and the change in product mix for sales.

For the three months ended August 31, 2003, selling expenses increased $62,845 (22.3%) as compared to the three months ended August 31, 2002. The increase is primarily attributable to an increase in payroll costs and advertising expenses.

For the three months ended August 31, 2003, general and administrative expenses increased $756 (.7%) as compared to the three months ended August 31, 2002. The increase is primarily attributable to an increase in insurance costs.

For the three months ended August 31, 2003, product development expenses increased $17,316 as compared to the three months ended August 31, 2002. The increase is attributable to labor costs and supplies associated with development of new products and manufacturing technologies.

For the three months ended August 31, 2003, interest expense decreased $3,572 (100%) as compared to the three months ended August 31, 2002. The decrease is attributable to an adjustment of previous expense by the financing company.

For the three months ended August 31, 2003, other income decreased $37,288 due to the insurance proceeds received in the three months ended August 31, 2002.

For the three months ended August 31, 2003, rental income of $1,032 was realized.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at August 31, 2003 and its previous two fiscal year ends was as follows:

                                 08/31/03         05/31/03         05/31/02
Current Assets                 $3,060,112       $3,448,770       $3,474,312
Current Liabilities               522,855          635,098          634,021
Working Capital                 2,537,257        2,813,672        2,840,291
Line of Credit                        421              426           65,669
Shareholder Equity              2,979,189        3,115,654        3,011,979
Total Assets                    3,502,044        3,750,752        3,646,000

Cash decreased $223,659 during the three months ended August 31, 2003.

Working capital decreased $276,415 during the three months ended August 31, 2003, primarily attributable to a decrease in cash and receivables. The Company expects to meet all of its cash requirements for the foreseeable future out of its cash reserves, cash flow, and line of credit.



At August 31, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services through October 24, 2003. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at February 28, 2003) and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. There is an outstanding balance of $421 at August 31, 2003 and the unused portion available is approximately $271,000. Lancer is in compliance with its debt covenants at August 31, 2003.

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



                                                LANCER ORTHODONTICS, INC.
                                                        Registrant



Date October 15, 2003                           By /s/ Zackary Irani
                                                       Zackary Irani,
                                                  Chief Executive Officer







CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that the Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003, fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer

Date:  October 15, 2003



CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Lancer
Orthodontics, Inc.;

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

Date: October 15, 2003

/s/Zackary Irani
Chief Executive Officer



CERTIFICATION OF ACCOUNTING MANAGER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Dodge, certify that the Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003, fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ John Dodge
    John Dodge
    Director of Financial Planning

Date:  October 15, 2003




CERTIFICATION OF ACCOUNTING MANAGER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Dodge, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Lancer
Orthodontics, Inc.;

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

Date:  October 15, 2003


/s/John Dodge
Director of Financial Planning