Form 10QSB
period 2003-11-30
LANCER ORTHODONTICS INC /CA/
filed 2004-01-20
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For Quarter Ended November 30, 2003         Commission File No. 0-5920

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

     Yes                          No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 16, 2004: 2,284,445

Transitional small business disclosure format (check one):

     Yes    X                     No














LANCER ORTHODONTICS, INC.

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                       Page(s)
Item 1   Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheet                             3
           Condensed Consolidated Statements of Operations                  4
           Condensed Consolidated Statements of Cash Flows                  5
           Notes to Condensed Consolidated Financial Statements          6-17

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17-19

Item 3   Quantitative and Qualitative Disclosures about Market Risk     19-20

Item 4   Procedures and Controls                                           20

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 20
Item 2   Changes in Securities and Use of Proceeds                         20
Item 3   Defaults Upon Senior Securities                                   20
Item 4   Submission of Matters to a Vote of Security Holders               20
Item 5   Other Information                                                 20
Item 6   Exhibits and Reports on Form 8-K                                  20
Signature                                                                  21























PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
11/30/03

ASSETS
CURRENT ASSETS:
  Cash                                                             $  224,237
  Accounts receivable, less allowances for sales
    returns and doubtful receivables of $111,008                    1,029,989
  Inventories, net of reserve of $182,225                           1,745,152
  Related party receivables                                             4,516
  Prepaid expenses                                                     76,850
  Other receivables                                                    30,847
  Total current assets                                              3,111,591

PROPERTY AND EQUIPMENT, at cost                                     2,838,557
  Less:  Accumulated depreciation                                  (2,400,933)
                                                                      437,624
INTANGIBLE ASSETS:
  Marketing and distribution rights, net                               22,825

OTHER ASSETS                                                           49,485
    Total assets                                                   $3,621,525

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  341,686
  Accrued payroll and related benefits                                210,651
  Accrued professional fees                                            47,234
  Accrued royalties                                                    22,460
  Other current liabilities                                            12,547
  Line of credit                                                            0
    Total current liabilities                                         634,578

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, various series; 750,000 shares authorized;
    no shares issued and outstanding                                       --
  Common stock, no par value; 50,000,000 authorized;
    2,196,224 shares issued and outstanding                         4,844,345
  Common stock subscribed, 88,221 shares subscribed                    27,750
  Accumulated deficit                                              (1,885,148)
    Total stockholders' equity                                      2,986,947
    Total liabilities and stockholders' equity                     $3,621,525








LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

                                       FOR THE THREE          FOR THE SIX
                                        MONTHS ENDED          MONTHS ENDED
                                    11/30/03   11/30/02   11/30/03   11/30/02

NET SALES                         $1,565,652 $1,504,904 $2,883,759 $2,790,403

COST OF SALES                      1,101,351  1,054,601  2,076,618  1,978,181

    Gross Profit                     464,301    450,303    807,141    812,222

OPERATING EXPENSES:
  Sales & Marketing                  342,924    298,129    687,870    580,230
  General & Administrative            95,696    110,926    206,714    221,189
  Product Development                 27,358     15,996     59,861     31,182

TOTAL OPERATING EXPENSES             465,978    425,051    954,445    832,601

INCOME (LOSS) FROM OPERATIONS         (1,677)    25,252   (147,304)   (20,379)

OTHER INCOME (EXPENSE):
  Interest Expense                      (261)       (16)      (261)    (3,588)
  Other Income, net                    5,946      3,821     11,358     50,093

TOTAL OTHER INCOME                     5,685      3,805     11,097     46,505

INCOME (LOSS) BEFORE INC TAXES         4,008     29,057   (136,207)    26,126

INCOME TAXES                              --        194         --        194

NET INCOME (LOSS)                     $4,008    $28,863  $(136,207)   $25,932

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of
  common shares                    2,362,416  2,196,233  2,362,416  2,196,233

BASIC                                   $.00       $.01      $(.06)      $.01

Weighted average number of shares
  used in calculation of diluted
  earnings per share               2,362,416  2,196,233  2,362,416  2,196,233

DILUTED                                 $.00       $.01      $(.06)      $.01











LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                          11/30/03   11/30/02

Cash flows from operating activities:
  Net (loss) income                                      $(136,207)   $25,932
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                           25,511     48,234
    Provision for losses on accounts receivable              6,008        132
    Provision for losses on inventory                       45,000     30,000
    Common stock issued in lieu of salary                    7,500     10,500
    Net change in operating assets and liabilities:
      Accounts receivable                                   63,443     81,031
      Inventories                                          (41,136)   213,395
      Related party receivables                              9,374         --
      Prepaid expenses                                     (21,364)       263
      Insurance claim receivable                                --     81,758
      Other receivables                                    (11,316)        --
      Accounts payable                                     (55,176)  (178,340)
      Accrued payroll and related benefits                  69,500     53,815
      Other current liabilities                            (14,418)    40,285

Net cash (used in) provided by operating activities        (53,281)   407,005

Cash flows from investing activities:
  Purchases of property and equipment                     (227,378)   (35,609)
  Other assets                                              (6,085)        --

Net cash used in investing activities                     (233,463)   (35,609)

Cash flows from financing activities:
  Net decrease in line of credit                              (426)   (65,669)

Cash flows used in financing activities                       (426)   (65,669)

Net change in cash                                        (287,170)   305,727

Cash, beginning of period                                  511,407    128,585

Cash, end of period                                       $224,237   $434,312

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                  $261        $16

  Shares of common stock issued for services to be rendered    $--     $1,750








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

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica's direct ownership percentage of Lancer is 31.12% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of November 30, 2003.

(C) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by Lancer's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, valuation of inventories, realizeability of property and equipment through future operations, and realizeability of deferred tax assets. Actual results could materially differ from those estimates.

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(D) Stock Based Compensation

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended FAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, "Accounting for Stock Issued to Employees".

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the three and six months ended November 30, 2003 as follows:

                                       FOR THE THREE           FOR THE SIX
                                        MONTHS ENDED           MONTHS ENDED
                                     11/30/02  11/30/01    11/30/02  11/30/01

Net income (loss), as reported         $4,008   $28,863   $(136,207)  $25,932
Add:  Stock-based employee
      compensation expense recorded        --        --          --        --
Less: Stock-based employee compensation
      expense determined under fair
      value calculations              (12,488)   (9,291)    (26,706)   (9,291)

Net income (loss) pro forma            20,936   114,315      80,176   206,204






Basic income (loss) per share,
      as reported:                       $.00      $.01       $(.06)     $.01
Add:  Stock-based employee
      compensation expense recorded        --        --          --        --
Less: Stock-based employee compensation
      determined under fair
      value calculations                 (.00)     (.00)       (.01)     (.00)

Proforma                                 $.00      $.01       $(.07)     $.01

Diluted income (loss) per share,
      as reported:                       $.00      $.01       $(.06)     $.01
Add:  Stock-based employee
      compensation expense recorded        --        --          --        --
Less: Stock-based employee compensation
      determined under fair
      value calculations                (.00)      (.00)       (.01)     (.00)

Pro forma                               $.00       $.01       $(.07)     $.01

(E) Property and Equipment

Costs in construction in progress consist of two projects, a new product line and a new information system. Costs capitalized into the new product line at November 30, 2003 were $268,650, with approximately $52,000 in additional costs estimated to complete the project. Costs capitalized into the new information system are $41,158, with approximately $30,000 in additional costs estimated to complete the project.

(F) Line of Credit

At November 30, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services, which expires January 24, 2004. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at November 30, 2003), and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. The outstanding balance at November 30, 2003, is $0 and the unused portion available is approximately $326,000. Lancer is in compliance with its debt covenants at November 30, 2003.

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

In October 2003 the line of credit was extended to January 24, 2004 by GE Capital Healthcare Financial Services so that Lancer could explore other financing options. An agreement with another financing institution is in the process of being finalized.




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

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At November 30, 2003, this obligation was approximately $367,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's consolidated financial statements.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring December 31, 2003, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $6,317 per month in 2003. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $561 at November 30, 2003, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for the six months ended November 30, 2003, was approximately $35,000. The lease is extended on a month-to-month basis at a rate of $7,900 per month starting in January, 2004 while a new lease is being negotiated for the current facility.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., a related party, using a portion of the additional square footage.
The new lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease will be borne by Lancer. Total rental expense for this facility for the six months ended November 30, 2003, was approximately $51,000.

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At November 30, 2003, other assets on the consolidated balance sheet includes approximately $45,000 for security deposit paid on the Mexico location.

At May 31, 2003, future aggregate minimum lease payments are as follows:

      Years ending May 31,
      2004                  $173,950
      2005                   132,003
      2006                   131,148
      2007                   129,438
      2008                   127,767
      2009                   105,776
        Total               $800,082

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003 with an unrelated third party. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the six months ended November 30, 2003 was $2,064.

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

(H) Income Taxes (continued)

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


SFAS 148 Pro Forma Information

The following summary presents the options granted, exercised, expired, and outstanding as of November 30, 2003:

                                                                     Weighted
                                                                      Average
                                     Number of Shares                Exercise
                                  Employee  Non-employee      Total     Price

Outstanding, May 31, 2003          428,500      2,000       430,500     $0.53

Granted                            247,500         --       247,500     $0.43
Exercised                               --         --            --        --
Expired                             94,000      2,000        96,000     $0.95

Outstanding, November 30, 2003     582,000          0       582,000     $0.43





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

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be anti-dilutive. Potentially dilutive shares not included are 582,000 shares for outstanding employee stock options.

(K) Financial Information About Foreign and Domestic Operations and
    Export Sales

                                    FOR THE THREE           FOR THE SIX
                                     MONTHS ENDED           MONTHS ENDED
                                 11/30/03   11/30/02    11/30/03    11/30/02
   Sales to unaffiliated customers:
     United States             $  783,526   $812,304  $1,517,643  $1,566,901
     Europe                       476,838    507,954     785,466     796,389
     Central and South America     75,418     20,936     174,314      80,176
     Middle East                   73,735     86,611     130,516     102,694
     Other Foreign                156,135     77,099     275,820     244,243
                               $1,565,652 $1,504,904  $2,883,759  $2,790,403

   No other geographic concentrations exist where net sales exceed 10% of total net sales.

   Sales or transfers between geographic areas              none        none

                                                        11/30/03    05/31/03
   Long-lived Assets:
   United States                                        $317,323    $164,000
   Mexico                                                120,301      59,000

                                                         $437,624   $223,000





LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(L) Related Party Transactions

In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively; and service fees of approximately $2,900 per month. The accompanying consolidated balance sheet includes a total receivable of approximately $4,516 due from Biomerica at November 30, 2003 for other expenses to be reimbursed.

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

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of November 30, 2003. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2003.








LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(N) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's consolidated financial position or results of operations.

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

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

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

(O) Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

In general, the critical accounting policies that may require judgments or estimates relate specifically to the recognition of revenue, the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Impairment of Long-Lived Assets, Stock Based Compensation, and Deferred Income Tax Valuation and Allowances.

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At November 30, 2003, all of our deferred tax assets were reserved.
Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, we measure compensation expense for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

(P) Risks and Uncertainties

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



LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended November 30, 2003, net loss increased from net income of $25,932 at November 30, 2002 to a net loss of $136,207 at November 30. 2003. For the three months ended November 30, 2003, net income decreased from net income of $28,863 at November 30, 2002 to net income of $4,008 at November 30, 2003. The decrease is primarily attributable to increased marketing costs.

For the six months ended November 30, 2003, net sales increased $93,356 (3.3%) as compared to the six months ended November 30, 2002. For the three months ended November 30, 2003, net sales increased $60,748 (4.0%) as compared the three months ended November 30, 2002. International net sales increased $142,614 (11.7%) and $89,526 (12.9%), respectively, for the six months and three months ended November 30, 2003, as compared to the six months and three months ended November 30, 2002. The increase in sales was primarily in Central and South America. International sales can be affected by fluctuations in the exchange rate of the host country to the U.S. dollar and by other economic conditions. Domestic net sales decreased $49,258 (3.1%) and $28,778 (3.5%) respectively, for the six months and three months ended November 30, 2003, as compared to the six months and three months ended November 30, 2002.For the six months ended November 30, 2003, cost of sales as a percentage of sales (72.0%), increased 1.1% as compared to the six months ended November 30, 2002, which totaled 70.9%. For the three months ended November 30, 2003, cost of sales as a percentage of sales (70.3%), increased .2% as compared to the three months ended November 30, 2002. The increase is primarily attributable to increased production costs and reserve for obsolete inventory.

For the six months and three months ended November 30, 2003, selling and marketing expenses increased $107,640 (18.6%) and $44,795 (15.0%), respectively, as compared to the same periods ended November 30, 2002. The increase is primarily due to increased labor costs.

For the six months and three months ended November 30, 2003, general and administrative expenses decreased $14,475 (6.5%) and $15,230 (13.7%), respectively, as compared to the same periods ended November 30, 2002.
The decrease is primarily due to decreased labor costs and professional fees. For the six months ended November 30, 2003, $7,500 represents the period expense resulting from the 37,500 shares of common stock to be issued to the Chief Executive Officer for partial compensation of services, amortized over calendar year 2003.

For the six months and three months ended November 30, 2003, product development expense increased $28,679 (92.0%) and $11,362 (71.0%), respectively, as compared to the same periods ended November 30, 2002. The increase is attributable to the development of a new product line.

For the six months ended November 30, 2003, interest expense decreased $3,327 (92.7%) as compared to the same period ended November 30, 2002.
For the three months ended November 30, 2003, interest expense increased $245 (1,531.3%) as compared to the same period ended November 30, 2002. The six month decrease is attributable to use of available cash instead of the line of credit in the early part of the period. The three month increase is attributable to a decrease in cash.

For the six months ended November 30, 2003, other income decreased $38,735 (77.3%) as compared to the same period ended November 30, 2002. The decrease is attributable to the insurance claim proceeds received in 2002. For the three months ended November 30, 2003, other income increased $2,125 (55.6%) as compared to the same period ended November 30, 2002. The increase is attributable to services provided by Lancer de Mexico to Biomerica, Inc., offset by a decrease due to insurance proceeds received in 2002.

For the six months and three months ended November 30, 2003, rental income of $2,064 and $1,032, respectively, was realized.











FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company's financial condition at November 30, 2003 and its previous two fiscal year ends was as follows:

                                     11/30/03       05/31/03       05/31/02
Current Assets                     $3,111,591     $3,448,770     $3,474,312
Current Liabilities                   634,578        635,098        634,021
Working Capital                     2,477,013      2,813,672      2,840,291
Line of Credit                              0            426         65,669
Shareholder Equity                  2,986,947      3,115,654      3,011,979
  Total Assets                      3,621,525      3,750,752      3,646,000

Cash decreased $287,170 during the six months ended November 30, 2003.

Working capital decreased $336,659 during the six months ended November 30, 2003, primarily attributable to a decrease in cash and receivables. The Company expects to meet all of its cash requirements for the foreseeable future out of its cash reserves, cash flow, and line of credit.

At November 30, 2003, Lancer has a $400,000 line of credit with GE Capital Healthcare Financial Services, which expires January 24, 2004. Borrowings are made at prime plus 2.0%, however not less than 8.0%, (8.0% at November 30, 2003), and are limited to 80% of accounts receivable less than 90 days old with a liquidity factor of 94%. At November 30, 2003 the outstanding balance is $0 and the unused portion available is approximately $326,000. Lancer is in compliance with its debt covenants at November 30, 2003.

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

In October 2003 the line of credit was extended to January 24, 2004 by GE Capital Healthcare Financial Services so that Lancer could explore other financing options. An agreement with another financing institution is in the process of being finalized.

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



                                              LANCER ORTHODONTICS, INC.
                                              Registrant



Date January 20, 2004                         By /s/ Zackary Irani
                                              Zackary Irani,
                                              Chief Executive Officer




CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that the Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003, fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer

Date:  January 20, 2004




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

Date: January 20, 2004

/s/Zackary Irani
Chief Executive Officer





CERTIFICATION OF ACCOUNTING MANAGER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Dodge, certify that the Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003, fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ John Dodge
    John Dodge
    Director of Financial Planning

Date:  January 20, 2004



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

Date:  January 20, 2004


/s/John Dodge
Director of Financial Planning