Form 10QSB
period 2004-02-29
LANCER ORTHODONTICS INC /CA/
filed 2004-04-14
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended February 29, 2004             Commission File No. 0-5920


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

          Yes     X                    No


State the number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2004: 2,746,945


Transitional small business disclosure format (check one):

          Yes     X                    No










LANCER ORTHODONTICS, INC.

FORM 10-QSB

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
























PART I.  FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
02/29/04

ASSETS
CURRENT ASSETS:
    Cash                                                          $170,471
    Accounts receivable, less allowances for sales
      returns and doubtful receivables of $134,918               1,232,258
    Inventories, net of reserve of $212,225                      1,745,068
    Related party receivables                                        9,028
    Prepaid expenses                                                54,494
    Other receivables                                               50,772
        Total current assets                                     3,262,091

PROPERTY AND EQUIPMENT, at cost                                  2,925,626
    Less:  Accumulated depreciation                             (2,416,842)
                                                                   508,784
INTANGIBLE ASSETS:
    Marketing and distribution rights, net                          16,600

OTHER ASSETS                                                        49,485
        Total assets                                            $3,836,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                              $416,629
    Accrued payroll and related benefits                           164,528
    Accrued professional fees                                       39,468
    Accrued royalties                                               18,779
    Other current liabilities                                       42,508
    Current portion term loan                                       25,004
        Total current liabilities                                  706,916

LONG TERM PORTION TERM LOAN                                         72,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, various series; 750,000 shares authorized;
      no shares issued and outstanding                                  --
    Common stock, no par value; 50,000,000 authorized;
      2,196,224 shares issued and outstanding                    4,844,345
    Common stock subscribed, 97,596 shares subscribed               31,500
    Accumulated deficit                                         (1,818,728)
        Total stockholders' equity                               3,057,117
        Total liabilities and stockholders' equity              $3,836,960






LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

                                      FOR THE THREE          FOR THE NINE
                                       MONTHS ENDED          MONTHS ENDED
                                   02/29/04   02/28/03   02/29/04   02/28/03

NET SALES                        $1,638,962 $1,507,626 $4,522,721 $4,298,029

COST OF SALES                     1,149,066  1,084,096  3,225,683  3,062,278

    Gross Profit                    489,896    423,530  1,297,038  1,235,751

OPERATING EXPENSES:
    Sales & Marketing               303,749    251,182    991,619    831,412
    General & Administrative        102,965    115,875    309,680    337,063
    Product Development              27,377     34,842     87,238     66,024

TOTAL OPERATING EXPENSES            434,091    401,899  1,388,537  1,234,499

INCOME (LOSS) FROM OPERATIONS        55,805     21,631    (91,499)     1,252

OTHER INCOME (EXPENSE):
    Interest Expense                   (625)       (37)      (886)    (3,625)
    Other Income, net                11,266       (991)    22,624     49,102

TOTAL OTHER INCOME (LOSS)            10,641     (1,028)    21,738     45,477

INCOME (LOSS) BEFORE INC TAXES       66,446     20,603    (69,761)    46,729

INCOME TAXES                             26      1,224         26      1,418

NET INCOME (LOSS)                   $66,420    $19,379   $(69,787)   $45,311

NET INCOME (LOSS) PER WEIGHTED AVERAGE OF COMMON SHARES

Weighted average number of
    common shares                 2,290,695  2,196,233  2,281,320  2,196,233

BASIC                                  $.03       $.01      $(.03)      $.02

Weighted average number of shares
    used in calculation of diluted
    earnings per share            2,409,026  2,196,233  2,399,651  2,196,233

DILUTED                                $.03       $.01      $(.03)      $.02











LANCER ORTHODONTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED
                                                       02/29/04    02/28/03

Cash flows from operating activities:
    Net (loss) income                                  $(69,787)    $45,311
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                      47,645      64,210
      Provision for losses on accounts receivable        29,918        (553)
      Provision for losses on inventory                  75,000      45,000
      Common stock issued in lieu of salary              11,250      26,250
      Net change in operating assets and liabilities:
        Accounts receivable                            (162,736)     (5,065)
        Inventories                                     (71,052)    396,353
        Related party receivables                         4,862          --
        Prepaid expenses                                    992      16,195
        Insurance claim receivable                           --      81,758
        Other receivables                               (31,241)         --
        Accounts payable                                 19,767    (143,162)
        Accrued payroll and related benefits             23,377       8,331
        Other current liabilities                         4,096      48,756

Net cash (used in) provided by operating activities    (117,909)    583,384

Cash flows from investing activities:
    Purchases of property and equipment                (314,447)    (74,666)
    Other assets                                         (6,085)     (3,651)

Net cash used in investing activities                  (320,532)    (78,317)

Cash flows from financing activities:
    Net decrease in line of credit                         (426)    (65,191)
    Proceeds from term loan                              97,931          --

Cash flows (used in) provided by financing activities    97,505     (65,191)

Net change in cash                                     (340,936)    439,876

Cash, beginning of period                               511,407     128,585

Cash, end of period                                    $170,471    $568,461

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                           $886      $3,625
    Shares of common stock
      issued for services to be rendered                $11,250     $14,000






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

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica's direct ownership percentage of Lancer is 31.12% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of February 29, 2004.

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

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the three and nine months ended February 29, 2004 as follows:

                                         FOR THE THREE        FOR THE NINE
                                          MONTHS ENDED        MONTHS ENDED
                                       02/29/04 02/28/03  02/29/04  02/28/03

Net income (loss), as reported          $66,420  $19,379  $(69,787)  $45,311
Add: Stock-based employee compensation
     expense recorded                        --       --        --        --
Less: Stock-based employee compensation
     expense determined under fair value
     calculations                        (5,597)  (2,410)  (32,303)  (11,701)

Net income (loss) pro forma              60,823   16,969  (102,090)   33,610

Basic income (loss) per share, as
     reported:                             $.03     $.01     $(.03)     $.02
Add: Stock-based employee compensation
     expense recorded                        --       --        --        --
Less: Stock-based employee compensation
     determined under fair value
     calculations                           .00      .00      (.01)     (.01)

Proforma                                  $0.03    $0.01    $(0.04)    $0.01

Diluted income (loss) per share, as
     reported:                            $0.00    $0.01    $(0.03)     $.02
Add: Stock-based employee compensation
     expense recorded                        --       --        --        --
Less: Stock-based employee compensation
     determined under fair value
     calculations                           .00      .00      (.01)     (.01)

Pro forma                                 $0.00    $0.01    $(0.04)    $0.01

(E) Property and Equipment

Costs in construction in progress consist of six projects; a new information system, two for new product lines, two for existing equipment replacements, and one for new trade show equipment. Costs capitalized into the new information system at February 29, 2004 are $43,682, with approximately $27,000 in additional costs to complete the project. Costs capitalized for the product lines are $321,818, with approximately $33,000 required for completion. Costs capitalized for replacement equipment are $14,210, with approximately $30,000 required for completion. Costs capitalized for trade show equipment are $17,167, with approximately $17,000 required for completion.

(F) Financing

At February 29, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0%, (6% at February 29, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at February 29, 2004, is $0 and the unused portion available is approximately $400,000. Lancer is in compliance with its debt covenants at February 29, 2004.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also has a term loan for $100,000 with Cuyamaca Bank that matures January 8, 2008. This loan requires 48 monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at February 29, 2004). The outstanding balance at February 29, 2004 is approximately $98,000, with approximately $25,000 classified as a current liability. The term loan is collateralized by substantially all of the assets of the corporation.

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

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

During fiscal 2002, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. Should
Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At February 29, 2004, this obligation was approximately $313,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's consolidated financial statements.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring April 30, 2004, as extended, which requires monthly rentals that increase annually, from $2,900 per month in 1994 to $7,527 per month in 2009, with no payment required February through April 2004.
The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $6,763 at February 29, 2004, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for the nine months ended February 29, 2004, was approximately $55,000.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., a related party, using a portion of the additional square footage. The new lease requires four monthly lease payments of approximately $5,300 through March 2003, and seventy-two monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease will be borne by Lancer. Total rental expense for this facility for the nine months ended February 29, 2004, was approximately $77,000.

The new Lancer Orthodontics de Mexico lease also required an additional refundable security deposit of $26,550, payable over twelve months beginning January 2003. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. At February 29, 2004, other assets on the consolidated balance sheet includes approximately $45,000 for security deposit paid on the Mexico location and approximately $4,400 paid on the San Marcos location previously.

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

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003 and extended through December 2004, with an unrelated third party. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the nine months ended February 29, 2004 was $3,096.

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

(I) Stockholders' Equity (continued)

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

SFAS 148 Pro Forma Information

The following summary presents the options granted, exercised, expired, and outstanding as of February 29, 2004:

                                                                    Weighted
                                                                     Average
                                    Number of Shares                Exercise
                                 Employee  Non-employee     Total      Price

Outstanding, May 31, 2003         428,500      2,000      430,500      $0.53

Granted                           247,500         --      247,500      $0.43
Exercised                              --         --           --         --
Expired                            94,000      2,000       96,000      $0.94

Outstanding, February 29, 2004    582,000          0      582,000      $0.44














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

(K) Financial Information About Foreign and Domestic Operations and Export
    Sales

                                    FOR THE THREE            FOR THE NINE
                                     MONTHS ENDED            MONTHS ENDED
                                02/29/04    02/28/03    02/29/04    02/28/03
  Sales to unaffiliated customers:
    United States               $832,763    $756,081  $2,350,406  $2,322,982
    Europe                       540,339     480,378   1,325,805   1,276,767
    Central and South America     69,040      82,727     243,354     162,903
    Middle East                   79,656      86,611     210,172     189,305
    Other Foreign                117,164     101,829     392,984     346,072
                              $1,638,962  $1,507,626  $4,522,721  $4,298,029

  No other geographic concentrations exist where net sales exceed 10% of total net sales.

  Sales or transfers between geographic areas             none         none

                                                        02/29/04    05/31/03
  Long-lived Assets:
    United States                                       $387,476    $164,000
    Mexico                                               121,308      59,000

                                                        $508,784    $223,000





LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued
(L) Related Party Transactions

In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively;
and service fees of approximately $2,900 per month. The accompanying consolidated balance sheet includes a total receivable of approximately $9,000 due from Biomerica at February 29, 2004 for other expenses to be reimbursed.

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

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of February 29, 2004. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 29, 2004.

(N) Subsequent - Private Offering

The Lancer Board of Directors approved a private offering of Common Stock, effective March 23, 2004, and ending April 12, 2004. The offering, to officers, board members, and key employees resulted in the sale of 450,000 new shares at $.60 per share with total proceeds of $270,000. In addition, one warrant exercisable for each share purchased (450,000 warrants) will be issued at $.85 per share. These warrants shall be exercisable until April 12, 2009. (Exhibits 1 and 2).

LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

(O) Subsequent - CEO

The Board of Directors also voted that effective April 12, 2004, Allen Barbieri will become Chief Executive Officer on a part time basis. Mr. Barbieri will receive no cash compensation, but will instead be paid 31,250 shares of restricted Common Stock per quarter, beginning in the 4th quarter of 2004. In addition, Mr. Barbieri has been appointed to the Board of Directors and will be given 17,500 options to purchase Common Stock at $.60 per share, exercisable 50% immediately and 50% at April 12, 2005. The options expire in five years. (Exhibit 3).

(P) Recent Accounting Pronouncements

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

(Q) Risks and Uncertainties

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

Government Regulations - The Company's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). The Company has registered with the FDA as required by the Amendments. There can be no assurance that the Company will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.
LANCER ORTHODONTICS, INC.

Notes to Condensed Consolidated Financial Statements - continued

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein (as well as information included in oral statements or other written statements made or to be made by Lancer) contains statements that are forward-looking, such as statements relating to anticipated future revenues of the Company and success or current product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lancer. The potential risks and uncertainties include, among others, fluctuations in the Company's operating results. These risks and uncertainties also include the success of the Company in raising needed capital, the continual demand for the Company's products, competitive and economic factors of the marketplace, availability of raw materials, and the state of the economy. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and the Company undertakes no obligation to update these forward-looking statements.

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At February 29, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

For the nine months ended February 29, 2004, net income decreased from net income of $45,311 at February 28, 2003 to a net loss of $69,787 at February 29, 2004. For the three months ended February 29, 2004, net income increased from net income of $19,379 at February 28, 2003 to net income of $66,420 at February 29, 2004. The nine month decrease is primarily due to the increase in sales and marketing expense. The three month increase is primarily due to an increase in selling prices.

For the nine months ended February 29, 2004, net sales increased $224,692 (5.2%) as compared to the nine months ended February 28, 2003. For the three months ended February 29, 2004, net sales increased $131,336 (8.7%) as compared to the three months ended February 28, 2003. These increases are primarily due to an increase in prices. International net sales increased $197,268 (10.0%) and $54,654 (7.3%), respectively, for the nine months and three months ended February 29, 2004, as compared to the nine months and three months ended February 28, 2003. The nine month increase in sales was primarily in Europe and South America. The three month increase was primarily in Europe. International sales can be affected by fluctuations in the exchange rate of the host country to the U.S. dollar and by other economic conditions, although not in the current quarter. Domestic net sales increased $27,424 (1.2%) and $76,682 (10.1%), respectively, for the nine months and three months ended February 29, 2004, as compared to the nine months and three months ended February 28, 2003. For the nine months ended February 29, 2004 cost of sales as a percentage of sales (71.3%) was consistent with the percentage for the nine months ended February 28, 2003. For the three months ended February 29, 2004 cost of sales as a percentage of sales (70.1%) decreased 1.8% as compared to the three months ended February 28, 2003, which totaled 71.9%. The decrease is primarily attributable to an increase in selling prices.

For the nine months and three months ended February 29, 2004, selling and marketing expenses increased $160,207 (19.3%) and $52,567 (20.9%), respectively, as compared to the same periods ended February 28, 2003. The increase is primarily due to increased labor and advertising costs, offset by a decrease in trade show costs. In previous years the costs of the annual trade show held in May were accrued for over the course of the year. For the current year, all costs will be reflected in the month of the show.

For the nine months and three months ended February 29, 2004, general and administrative expenses decreased $27,383 (8.1%) and $12,910 (11.1%) respectively, as compared to the nine months and three months ended February 28, 2003. The decreases are primarily due to a decrease in labor costs and professional fees. For the nine months ended February 29, 2004, $11,250 represents the period expense resulting from the 28,125 shares of common stock to be issued to the Chief Executive Officer for partial compensation of services amortized over calendar years 2003 and 2004.

For the nine months ended February 29, 2004, product development expense increased $21,214 (32.1%) as compared to the same period ended February 28, 2003, attributable to the development of a new product line. For the three months ended February 29, 2004, product development decreased $7,465 (21.4%) as compared to the same period ended February 28, 2003. Since sales of the new product line occurred in the quarter ended February 29, 2004, current manufacturing costs are being classified as costs of sales, causing the comparison decrease of product development costs.


For the nine months ended February 29, 2004, interest expense decreased $2,739 (75.6%) as compared to the same period ended February 28, 2003, primarily attributable to the use of available cash instead of the line of credit for product development and equipment purchases. For the three months ended February 29, 2004, interest expense increased $588 (1,589%) as compared to the same period ended February 28, 2003, primarily attributable to the $100,000 term loan acquired for the purchase of equipment (Notes E & F).

For the nine months ended February 29, 2004, other income decreased $26,478 (53.9%) as compared to the same period ended February 28, 2003, primarily attributable to the insurance proceeds received in 2003. For the three months ended February 29, 2004, other income increased $12,257 (1,237%) as compared to the same period ended February 28, 2003, primarily attributable to Lancer de Mexico services provided to Biomerica (note L) and rental income (note G).

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Lancer's financial condition at February 29, 2004 (unaudited) and its previous two fiscal year ends was as follows:

                                   02/28/04      05/31/03      05/31/02
Current Assets                   $3,262,091    $3,448,770    $3,474,312
Current Liabilities                 706,916       635,098       634,021
Working Capital                   2,555,175     2,813,672     2,840,291
Line of Credit                            0           426        65,669
Term Loan                            97,931             0             0
Shareholder Equity                3,057,117     3,115,654     3,011,979
Total Assets                      3,836,960     3,750,752     3,646,000

Cash decreased $340,936 during the nine months ended February 29, 2004, primarily due to the development of two new product lines and the purchase of new equipment.

Working capital decreased $258,497 during the nine months ended February 29, 2004, primarily attributable to the decrease in cash. Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years. This assumption is based upon a reasonable level of demand for our products.

At February 29, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0%, (6% at February 29, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at February 29, 2004, is $0 and the unused portion available is approximately $400,000. Lancer is in compliance with its debt covenants at February 29, 2004.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also has a term loan for $100,000 with Cuyamaca Bank that matures January 8, 2008. This loan requires 48 monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at February 29, 2004). The outstanding balance at February 29, 2004 is approximately $98,000, with approximately $25,000 classified as a current liability. The term loan is collateralized by substantially all of the assets of the corporation.

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


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS  Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The following shares of restricted common stock were issued after the nine months ended February 29, 2004, as a subsequent event.

                                       Class or Persons    Price
          Date     Title     Amount        Sold to         per share   Total

          4/12/04  Common   450,000   qualified investors   $.60     $270,000

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



      LANCER ORTHODONTICS, INC.
     Registrant



Date April 14, 2004                 By /s/ Zackary Irani
                                           Zackary Irani,
                                           Chief Executive Officer





CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Zackary Irani, certify that the Quarterly Report on Form 10-QSB for the quarter ended February 29,2004 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Zackary Irani
    Zackary Irani
    Chief Executive Officer

Date:  April 13, 2004






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

Date: April 13, 2004

/s/Zackary Irani
Chief Executive Officer








CERTIFICATION OF DIRECTOR OF FINANCIAL PLANNING
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Dodge, certify that the Quarterly Report on Form 10-QSB for the quarter ended February 29,2004 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ John Dodge
    John Dodge
    Director of Financial Planning

Date:  April 13, 2004






CERTIFICATION OF DIRECTOR OF FINANCIAL PLANNING
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  April 13, 2004

/s/John Dodge
Director of Financial Planning