Form 10KSB
period 2004-05-31
LANCER ORTHODONTICS INC /CA/
filed 2004-09-07
CIK 57538

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington DC 20549
                                    Form 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES
                                EXCHANGE ACT OF 1934
                                  (No fee required)

For the Fiscal Year Ended May 31, 2004        Commission File No. 0-5920

                              LANCER ORTHODONTICS, INC.
                (Name of small business Registrant in its charter)

          CALIFORNIA                                     95-2497155
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    253 Pawnee Street, San Marcos, California                 92078-2437
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (760) 744-5585
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

Registrant's revenue for its most recent fiscal year $6,024,009.

The aggregate market value of the voting equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold on the OTCBB as of July 21, 2004 was approximately $1,407,000.

The number of shares of Registrant's no par value common stock outstanding as of July 21, 2004, was 2,737,570.

Documents Incorporated by Reference:
   1. Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.

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

During fiscal 2002, Lancer's facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. The potential impact for the use of our own facility, in terms of a corporate entity with legal standing in Mexico, is that over a fiscal year Lancer would save approximately $100,000 in service fees over a Mexican contracted corporate entity. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2004, this obligation was approximately $397,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's financial statements.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal year ended May 31, 2004.

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

In addition, Lancer markets products which are purchased and resold to orthodontists, including sealants, adhesives, elastomerics, headgear cases, retainer cases, orthodontic wire, and preformed arches. Lancer sells its products directly to orthodontists and dentists through company-paid sales representatives in the United States. At the end of its 2004 fiscal year, Lancer had 3 sales representatives, all in the United States, all of whom are employees of Lancer. We believe that all Lancer products sold in the US comply with FDA regulations.

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

For the fiscal years ended May 31, 2004 and 2003, sales by class of product are:

      Class of Product                           2004            2003
  Manufactured Products                      $4,471,000      $4,403,000
  Resale Products                             1,553,000       1,485,000
      Total                                  $6,024,000      $5,888,000

Lancer has only one industry segment, which is the manufacture and distribution of orthodontic products.

Financial Information About Foreign and Domestic Operations and Export Sales. For the fiscal years ended May 31, 2004 and 2003:

                                                 2004            2003
Sales to unaffiliated customers:
  United States                              $3,119,000      $3,144,000
  Europe                                      1,768,000       1,732,000
  Central & South America                       317,000         262,000
  Middle East                                   286,000         270,000
  Other Foreign                                 534,000         480,000
     Total                                   $6,024,000      $5,888,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                                 2004            2003
Long-lived assets:
  United States                                $453,000        $164,000
  Mexico                                        113,000          59,000
     Total                                     $566,000        $223,000

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

With ISO 9002, EN 46002, and the Product Technical Files, Lancer applied for and was granted certification under ISO 9002, EN 46002, and CE. With the CE certification, Lancer is now permitted to sell its products within the European Community. Compliance with and certification to both ISO 9000:2000 and ISO 13488 was implemented in December 2003.

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

Sources and Availability of Raw Materials. The principal raw materials used by Lancer in the manufacture of its products include: stainless steel, which is available from several commercial sources; nickel titanium, which is available from three sources; and lucolux translucent ceramic, which is currently only available from one source, General Electric, and is purchased on open account. Ceramic material similar to General Electric's lucolux translucent ceramic is available from other sources. Lancer had no difficulty in obtaining an adequate supply of raw materials during its 2004 fiscal year, and does not anticipate that there will be any interruption or cessation of supply in the future.

Customers, Backlog, and Seasonality of Business. Lancer sells its products directly or indirectly through its sales representatives, to a relatively large number of customers. No customer of Lancer's accounted for 10% or more of Lancer's sales in the fiscal years ended May 31, 2004 and 2003. Lancer's backlog at May 31, 2004 and 2003, was $124,000 and $35,000, respectively. The change in backlog is primarily attributable to problems related to a new computer system. Lancer's business has not been subject to significant seasonal fluctuations.

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

Product Development and Improvement. Lancer is engaged in, and intends to continue development programs directed toward improving its orthodontic products and production techniques. The total costs incurred by Lancer on product development activities were approximately $116,000 and $107,000 for the fiscal years ended May 31, 2004 and 2003, respectively.

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

Insurance. Lancer has insurance coverage for personal property ($472,500), business income ($1,200,000), general liability ($2,000,000), employee benefit liability ($1,000,000), products liability ($2,000,000), auto ($1,000,000), commercial fidelity ($100,000), difference in conditions and Mexico required coverage ($2,500,000). The Company's workman's compensation policy covers injuries to employees as a result of accidental contamination of hazardous materials. The Company does not have a separate policy for contamination of hazardous materials. Lancer also has Directors and Officers insurance of $2,000,000.

Employees. As of July 7, 2004, Lancer had 33 employees, 1 part time. The decrease of employees from 2003 to 2004 was in the marketing support department. Additionally, Lancer, through its Mexican subsidiary, employs approximately 102 people in Mexico.

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

Item 2.  PROPERTIES

The Company leases its main facility under a non-cancelable operating lease expiring April 30, 2009, which requires monthly rentals that increase annually, from $6,688 per month in 2004 to $7,527 per month in 2009. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $20,264 at May 31, 2004, and is included in other current liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2004 and 2003 was approximately $75,000 and $69,000, respectively.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The new lease requires monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rental expense for this facility for the years ended May 31, 2004 and 2003 was approximately $103,000 and $76,000, respectively.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550. Lancer Orthodontics, Inc. paid half and Biomerica, Inc. the other half. This is in addition to the $31,146 refundable security deposit paid in fiscal year 2002. At May 31, 2004 and 2003, other assets on the consolidated balance sheet includes approximately $44,000 and $39,000, respectively, of security deposit paid by Lancer on the Mexico location.

Approximate future aggregate minimum annual cash lease payments are as follows:

                  Years ending
                     May 31, 2005           $223,000
                     May 31, 2006            225,000
                     May 31, 2007            228,000
                     May 31, 2008            228,000
                     May 31, 2009            191,000
                                          $1,095,000

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003, and extended in December 2003 through November 2004. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the years ended May 31, 2004 and 2003 was $4,128 and $344, respectively.

Item 3.  LEGAL PROCEEDINGS - Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lancer's security holders during the year ended May 31, 2004.




                                     PART II

Item 5.  MARKET FOR LANCER'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The common stock has been quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by NASD under the trading symbol "LANZ". The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by MSN Money. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

    Quarter Ended                High          Low
    August 31, 2002              $.31         $.23
    November 30, 2002            $.30         $.26
    February 28, 2003            $.40         $.32
    May 31, 2003                 $.51         $.38
    August 31, 2003              $.75         $.51
    November 30, 2003            $.85         $.54
    February 28, 2004            $.75         $.54
    May 31, 2004                 $.94         $.57

As of July 21, 2004, there were approximately 312 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividend on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of May 31, 2004:

                                                          Number of Securities
                       Number of                          Remaining Available
                       Securities                         for Future Issuance
                       to be Issued    Weighted Average   Under Compensation
                       Upon Exercise    Exercise Price    Plans (Excluding
                       of Outstanding  of Outstanding     Securities Reflected
Plan Category          Options             Options        in First Column)

Equity compensation
plans approved by
security holders         647,500            $.60               280,523

Equity compensation
Plans not approved by
security holders            --                --                  --

Total                    647,500                               280,523

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

We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. Sales of manufactured and resale products comprise approximately 74% and 26% of total sales, respectively, for fiscal 2004.

The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments.
The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is not probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At
May 31, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

Result of Operations

For the fiscal year ended May 31, 2004, net sales increased $136,111 (2.3%) from $5,887,898 in 2003 to $6,024,009 in 2004. International net sales increased $161,017 (5.9%) from $2,743,810 in 2003 to $2,904,827 in 2004.
The increase is primarily in South America, Central America, and other new international markets. Domestic net sales decreased $24,906 (.8%) from $3,144,088 in 2003 to $3,119,182 in 2004. Sales prices were increased for domestic customers in November, 2003.

Cost of sales, as a percentage of sales, decreased 1.9% from 70.4% in fiscal 2003 to 68.5% in fiscal 2004. The decrease is primarily attributable to the selling price increase.

Selling expenses increased $189,199 (15.9%) from $1,190,174 in 2003 to $1,379,373 in 2004. The increase is primarily attributable to increases in selling labor costs and advertising expenses.

General and administrative expenses increased $6,182 (1.4%) from $429,828 in 2003 to $436,010 in 2004. The increase is primarily attributable to increases in insurance costs and professional fees.

Product development expenses increased $8,734 (8.1%) from $107,370 in 2003 to $116,104 in 2004. The increase is primarily attributable to labor costs associated with development of new products and manufacturing technologies.

Interest expense decreased $1,729 (47.6%) from $3,635 in 2003 to $1,906 in 2004. The decrease is primarily attributable to a decrease in the interest rate (8.25% in 2003 and 6.0% in 2004). Interest income decreased $155 (88.1%) from $176 in 2003 to $21 in 2004 primarily due to lower interest rates.

Other income increased $7,401 (12.4%) from $59,526 in 2003 to $66,927 in 2004.
This increase is primarily attributable to an increase in rental income and income from providing shelter services in Mexico. Other income in 2003 was primarily attributable to income of $62,655 received as part of an insurance claim settlement. No insurance claims were submitted in 2004, and as such no insurance claim settlements were received during fiscal 2004.

Rental income of $4,128 was realized in fiscal year 2004 resulting from the sub-lease of approximately 459 square feet of San Marcos warehouse space.

Financial Condition, Liquidity, and Capital Resources

Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires
January 8, 2005. Borrowings are made at prime plus 2.0%, (6% at May 31, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance was $0 and the unused portion available is approximately $340,000. The Company requested that Cuyamaca Bank reserve $60,000 of Lancer's available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at May 31, 2004.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also had a term loan for $100,000 with Cuyamaca Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% in May 2004).

Lancer instituted a price increase for domestic customers in fiscal 2004. The 7% increase had no material effect on operations or on demand from material customers.

Lancer's inventory and sales practices affect its financing requirements, however, management believes that the working capital relating to these are within normal ranges for Lancer's business.

Working capital increased $9,120 (0.3%) from $2,813,672 in 2003 to $2,822,792 in 2004. The increase is primarily attributable to increases in inventories, accounts receivable, and prepaid expenses, offset by a decrease in cash.

Cash decreased $207,262 (40.5%) from $511,407 in 2003 to $304,145 in 2004, primarily due to purchases of new equipment, molds, and technology.

Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years based upon a level of demand for its products consistent or in excess of prior years and existing technology.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company's obligations and commitments as of May 31, 2004.

                                Payments Due by Period
                                         Less than
Contractual Cash Obligations    Total      1 Year     1-3 Years    4-5 Years

Operating Leases           $1,095,000    $223,000      $453,000     $419,000

Employment Agreement

Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. After June 1, 2004, the contract is automatically extended on a month-to-month basis requiring fourteen days notice of intention to terminate by either party.

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

Insurance Claim Receivable

Management of the Company completed an assessment of two occurrences of theft of inventory located at its wholly-owned and consolidated subsidiary, Lancer de Mexico, in January and April of 2002. The carrying value of the inventory stolen approximated $82,000, valued at standard cost, which was reflected in the May 31, 2002 financial statements as a reduction in inventories and an addition to insurance claim receivable. During fiscal year 2003, Lancer received $144,413 from the insurance carrier; the estimated value of the stolen inventory at net average selling price, less commissions and royalties. Lancer recorded other income of $62,655 from the proceeds received in excess of standard costs. In order to deter future thefts, a new security company has been hired and a new security system installed. In addition, employees are being closely monitored.

Recent Accounting Pronouncements

In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS
WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations, or cash flows.

Factors That May Affect Future Results

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Lancer and are not meant to be an exhaustive discussion of risks that apply to companies such as Lancer. Like other businesses, Lancer is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal years 2004 and 2003, that may affect the general economic climate and performance of Lancer or its customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping; labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the US border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line which could limit our operating flexibility, any changes in our business relationships with international distributors or the economic client they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Item 7.  FINANCIAL STATEMENTS

Reference is made to Exhibit A attached hereto wherein Lancer's consolidated financial statements are contained which are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective May 29, 2004, the Company engaged PKF, Certified Public Accountants, A Professional Corporation (San Diego), to serve as the Company's independent public accountants and to conduct the audit of the Company's financial statements for the fiscal year end ending May 31, 2004. In connection with the engagement of PKF, Certified Public Accountants, A Professional Corporation (San Diego), the Company has discontinued its association with BDO Seidman who had been engaged to audit the Company's financial statements for the prior fiscal years. The audit report provided by BDO Seidman for the fiscal year ended May 31, 2003, did not contain any adverse opinion or a disclaimer of opinion nor was any report modified as to uncertainty, audit scope, or accounting principles. Management of the Company knows of no past disagreements between the Company and BDO Seidman on any matter of accounting principles or practices, financial statement disclosure or auditing, scope, or procedure.

Item 8a.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's reports.

We do not believe that there has been any change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





                                   PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF LANCER; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors voted that effective April 12, 2004, Allen Barbieri would become Chief Executive Officer on a part time basis. Mr. Barbieri receives no cash compensation but received 31,250 shares of restricted
Common Stock effective April 12, 2004. Mr. Barbieri was also appointed to the Board of Directors and received 17,500 options to purchase Lancer's Common Stock at $.60 per share, exercisable 50% immediately and 50% at April 12, 2005. The options expire in five years.

Information regarding directors, set forth under the caption "Election of Directors" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2004, is incorporated herein by reference. Information regarding executive officers, set forth under caption "Executive Compensation and Other Information" in the annual proxy statement for the annual meeting of shareholders which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2004, is also incorporated herein by reference. Information regarding Section 16 compliance, set forth under caption
"Section 16 Compliance" in the annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2004, is incorporated herein by reference.

Although management and board members actively discuss the ethical conduct of officers and directors, the Company has not adopted a written Code of Ethics for its principal executive, financial, and accounting officers.
Historically, the Company has felt that such a policy is unnecessary given its relatively small size.

Item 10.  EXECUTIVE COMPENSATION

Information regarding executive compensation, set forth under the caption "Compensation Committee Report on Executive Compensation" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2004, is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership, set forth under the caption "Beneficial Ownership of the Company's Securities" in Lancer's annual proxy statement for the annual meeting of shareholders, which will be filed with the Commission not later than 120 days after the end of Lancer's fiscal year ended May 31, 2004, is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal 2003, the Company's parent Biomerica entered into an agreement with the Company whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of its Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2004, Biomerica has paid all applicable shelter fees and $34,500 is included in other income from this agreement.

Miscellaneous expenses, primarily shipping costs, receivable from Biomerica were $7,280 at May 31, 2004. Biomerica cash balances held by Lancer de Mexico at May 31, 2004 are included in the accompanying consolidated balance sheet as a payable of $3,026.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report
     1.  Financial Statements
         See Index to Financial Statements Exhibit A, attached hereto, wherein Lancer's financial statements are contained.
     2.  Exhibits Required to be Filed by Item 601 of Regulation S-B
         3(i) Articles of Incorporation as amended - Incorporated herein by reference to Exhibit 4.5 of Lancer's S-8 filed March 8, 1994.
         3(ii) By-laws as amended - Incorporated herein by reference to
               Exhibit 4.6 of Lancer's S-8 filed March 8, 1994.
         10.1 1993 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's S-8 filed March 8, 1994.
         10.2 2000 Stock Option Plan as amended - Incorporated herein by reference to Exhibit 4.1 of Lancer's S-8 filed April 26, 2004.

(b)  Reports on Form 8-K
No reports on Form 8-K were filed in the year ended May 31, 2004. Subsequent to the year end, a Form 8K was filed June 8, 2004, as amended, for the change in accountants.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2004, PKF, Certified Public Accountants, A Professional Corporation (San Diego), audited the Company's consolidated financial statements. For the year ended May 31, 2003, BDO Seidman, LLP, audited the Company's consolidated financial statements.

The aggregate fees billed for professional services by PKF and BDO Seidman were as follows:

Fiscal Year Ended May 31,                       2004              2003

PKF                                          $28,500 (1)           --

BDO Seidman                                  $31,900 (2)       $49,600 (3)

(1)  To be billed in fiscal 2005.
(2)  Includes $9,500 to be billed in fiscal 2005.
(3)  Includes $30,000 billed in fiscal 2004.

It is our Audit Committee's policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms provided by our independent auditors as described in the above table were approved in advance by our Audit Committee.




                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 25, 2004

LANCER ORTHODONTICS, INC.

By:  /s/ Allen Barbieri                     /s/ John Dodge
         Allen Barbieri                         John Dodge
         Chief Executive Officer, Director      Director of Financial Planning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                          Title                         Date

/s/ Zackary Irani                                              August 25, 2004
    Zackary Irani            Chairman of the Board
                             & Director

/s/ Janet Moore                                                August 25, 2004
    Janet Moore              Secretary & Director

/s/ Dr. Robert Orlando                                         August 25, 2004
    Dr. Robert Orlando       Director

/s/ Dr. Francis Cano                                           August 25, 2004
    Dr. Francis Cano         Director

/s/Allen Barbieri                                              August 25, 2004
    Allen Barbieri           CEO & Director


                             CERTIFICATION PURSUANT TO
                           EXCHANGE ACT RULE 15d-14(b) AND
                               18 U.S.C. SECTION 1350

    In connection with the Annual Report of Lancer Orthodontics, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Barbieri, Chief Executive Officer, and I, John Dodge, Director of Financial Planning, each certify, to the best of my knowledge, pursuant to Exchange Act Rule 15d-14(b) and 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

  i. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Lancer Orthodontics, Inc. and will be retained by Lancer Orthodontics, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


                                           /s/  Allen Barbieri

                                                Allen Barbieri
                                                Chief Executive Officer
                                                Lancer Orthodontics, Inc.
                                                August 25, 2004



                                           /s/  John Dodge

                                                John Dodge
                                                Director of Financial Planning
                                                Lancer Orthodontics, Inc.
                                                August 25, 2004



CERTIFICATIONS

I, Allen Barbieri, Chief Executive Officer, certify that:
    1. I have reviewed this annual report on Form 10-KSB of Lancer Orthodontics, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

    4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 25, 2004                   /s/ ALLEN BARBIERI

                                               Allen Barbieri
                                               Chief Executive Officer
                                               Lancer Orthodontics, Inc.





CERTIFICATIONS

I, John Dodge, Director of Financial Planning, certify that:

    1. I have reviewed this annual report on Form 10-KSB of Lancer Orthodontics, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

    4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 25, 2004                   /s/ JOHN DODGE

                                               John Dodge
                                               Director of Financial Planning
                                               Lancer Orthodontics, Inc.











                           Lancer Orthodontics, Inc.
                       Consolidated Financial Statements
                            As of May 31, 2004 and
                  For Each of the Two Fiscal Years Then Ended



Report of Independent Registered Public Accounting Firm                 FS-2-3


Consolidated Financial Statements

Consolidated Balance Sheet                                                FS-4

Consolidated Statements of Operations                                     FS-5

Consolidated Statements of Stockholders' Equity                           FS-6

Consolidated Statements of Cash Flows                                     FS-7


Notes to Consolidated Financial Statements                        FS-8 - FS-23

































                                     FS-1


Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Lancer Orthodontics, Inc
San Marcos, California



We have audited the accompanying consolidated balance sheet of Lancer Orthodontics, Inc. (a California Corporation) and its wholly-owned subsidiary as of May 31, 2004 and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lancer Orthodontics, Inc. as of May 31, 2004, and the consolidated results of its operations and cash flows for the year ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.





July 30, 2004                                  PKF
San Diego California                           Certified Public Accountants
                                               A Professional Corporation












                                     FS-2







Report of the Independent Registered Public Accounting Firm


Board of Directors
Lancer Orthodontics, Inc.


We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of Lancer Orthodontics, Inc. (the "Company") and its wholly-owned subsidiary for the year ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lancer Orthodontics, Inc. for the year ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




BDO SEIDMAN, LLP



Costa Mesa, California
August 11, 2003









                                     FS-3
                          CONSOLIDATED BALANCE SHEET

                                                                 May 31, 2004
Assets
Current assets
Cash                                                               $  304,145
Accounts receivable, net of allowance for doubtful
  accounts of $100,000                                              1,180,474
Inventories, net of reserve of $129,135                             1,847,530
Related party receivables                                               7,280
Prepaid expenses                                                      124,177
Total current assets                                                3,463,606

Property and equipment, net                                           566,367
Intangible assets, net                                                 10,375
Other assets                                                           48,821

                                                                   $4,089,169

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                                                   $  382,030
Accrued payroll and related benefits                                  126,149
Accrued professional fees                                              53,858
Accrued royalties                                                      30,509
Other current liabilities                                              45,242
Related party payable                                                   3,026
Line of credit                                                              -
Total current liabilities                                             640,814

Commitments and contingencies

Mandatorily Redeemable convertible preferred stock,
  Series C, $0.06 noncumulative annual dividend;
  $0.75 par value; 250,000 shares authorized;
  0 shares issued and outstanding in 2004
($0.75 liquidation preference)                                              -

Stockholders' equity
Redeemable convertible preferred stock,
  Series D, $0.04 noncumulative annual dividend;
  $0.50 par value; 500,000 shares authorized;
  0 shares issued and outstanding in 2004
  ($0.50 liquidation preference per share)                                  -
Common stock, no par value; 50,000,000 shares
  authorized; 2,737,570 shares issued and outstanding,
  and 44,791 shares subscribed                                      5,168,345
Accumulated deficit                                                (1,719,990)

Total stockholders' equity                                          3,448,355

                                                                   $4,089,169


The accompanying notes are an integral part of the financial statements.

                                     FS-4
                     CONSOLIDATED STATEMENTS OF OPERATIONS



Years ended May 31,                                2004               2003

Net sales                                       $6,024,009         $5,887,898

Cost of sales                                    4,127,590          4,143,999

Gross profit                                     1,896,419          1,743,899

Operating expenses:
    Selling                                      1,379,373          1,190,174
    General and administrative                     436,010            429,828
    Product development                            116,104            107,370

Total operating expenses                         1,931,487          1,727,372

Operating income (expense)                         (35,068)            16,527

Other income (expense):
    Interest expense                                (1,906)            (3,635)
    Interest income                                     21                176
    Other income (expense), net                     66,927             59,526

Total other income (expense)                        65,042             56,067

Income before income taxes                          29,974             72,594

Income taxes                                         1,023              1,419

Net income                                         $28,951            $71,175

Per share data:

    Basic                                            $0.01              $0.03

    Diluted                                          $0.01              $0.03

Weighted average number of common and common equivalent shares:

Basic                                            2,365,955          2,211,479

Diluted                                          2,496,974          2,235,623









The accompanying notes are an integral part of the financial statements.

                                     FS-5
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


               Common Stock          Common Stock       Accumulated
                                      Subscribed         Deficit       Total
               Shares   Amount       Shares   Amount

Balances,
May 31, 2002   2,098,628 $4,815,074  62,595  $17,021   $(1,820,116) $3,011,979

Share adjustment       1         -       -        -             -           -

Common stock
issued for
services
provided in
prior year        62,595     17,021 (62,595) (17,021)           -           -

Common stock
issued for
services          35,000     12,250      -        -             -       12,250

Common stock
subscribed
for services          -          -   69,471   20,250            -       20,250

Net income            -          -       -        -         71,175      71,175

Balances,
May 31, 2003   2,196,224  4,844,345  69,471   20,250    (1,748,941)  3,115,654

Common stock
issued for
services
provided in
prior year        69,471     20,250 (69,471) (20,250)           -           -

Common stock
issued for
services          21,875      8,750      -        -             -        8,750

Private
Placement        450,000    270,000      -        -             -      270,000

Common stock
subscribed
for services          -          -   44,791   25,000            -       25,000

Net income            -          -       -        -         28,951      28,951

Balances,
May 31, 2004   2,737,570 $5,143,345  44,791  $25,000   $(1,719,990) $3,448,355


The accompanying notes are an integral part of the financial statements.

                                     FS-6
                            STATEMENTS OF CASH FLOWS


Years Ended May 31,                                    2004             2003

Cash flows from operating activities:
    Net income                                       $28,951          $71,175
    Adjustment to reconcile net income to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                     76,452           78,318
    Provision for losses on accounts receivable       (5,000)          56,911
    Provision for inventory                           (8,090)          20,335

    Common stock for services                         33,750           32,500

    Net change in operating assets and liabilities:
    Accounts receivable                              (29,694)         (34,416)
    Inventories                                      (90,424)         318,408
    Related party receivables                          6,610          (13,890)
    Prepaid expenses                                 (68,691)          (1,211)
    Insurance claim receivable                            -            81,758
    Other receivables                                (26,809)         (19,530)
    Accounts payable                                 (14,832)         (22,491)
    Accrued payroll and related benefits             (15,002)          46,157
    Other liabilities                                 35,976           42,653

Net cash provided by (used in) operating activities  (76,803)         656,677

Cash flows from investing activities:
   Purchases of property and equipment              (394,612)        (200,757)
   Other assets                                       (5,421)          (7,855)

Net cash used in investing activities               (400,033)        (208,612)

Cash flows from financing activities:
   Net decrease in line of credit agreement             (426)         (65,243)
   Proceeds from sale of stock                       270,000               -

Net cash provided by (used in) financing activities  269,574          (65,243)

Net change in cash                                  (207,262)         382,822

Cash, beginning of period                            511,407          128,585

Cash, end of period                                 $304,145         $511,407

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Interest                                           $1,906           $3,635

   Income taxes                                         $223             $619



The accompanying notes are an integral part of the financial statements.

                                     FS-7
1.  Organization

Lancer Orthodontics, Inc. (the "Company") was incorporated on August 25, 1967, in the state of California, for the purpose of engaging in the design, manufacture, and distribution of orthodontic products. The Company had a manufacturing facility in Mexico where a majority of its inventory is manufactured (Note 7). During fiscal 2003, the facility in Mexico was incorporated and became a wholly-owned and consolidated subsidiary of the Company. This subsidiary now also administers services previously provided by an independent manufacturing contractor (Note 7). The Company also purchases certain orthodontic and dental products for purposes of resale. Sales of manufactured and resale products comprise approximately 74% and 26% of total sales, respectively, for fiscal 2004 and 75% and 25% of total sales, respectively, for fiscal 2003.

Sales are made directly to orthodontists worldwide through Company representatives and independent distributors, with approximately 25% and 30% during fiscal 2004 and 2003, respectively, being domestic in nature. The Company also sells certain of its products on a private label basis.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis on the accompanying consolidated balance sheet. The Company's financial instruments consist of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 2004.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and
                                     FS-8
liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company's management include, but are not limited to, allowances for doubtful accounts, allowances for sales returns, the valuation of inventories, and the realizeability of property and equipment through future operations. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Cash Balances - The Company, at times, maintains cash balances at certain financial institutions in excess of the federally insured deposits.

Customers - The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses and returns. The Company estimates credit losses and returns based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may materially differ from the estimated amounts. As of May 31, 2004, reserves for credit losses totaled $60,000. Reserves for sales returns totaled $40,000. At May 31, 2004, one customer accounted for approximately 13.7% of gross accounts receivable. At May 31, 2003, one customer accounted for approximately 11.1% of gross accounts receivable. No one customer accounted for 10% or more of net sales for the years ended May 31, 2004 and 2003.

Suppliers - At May 31, 2004, one company accounted for 32.5% of accounts payable. At May 31, 2003, one company accounted for 27.2% of accounts payable. No company accounted for more than 10% of purchases for the years ended May 31, 2004 and 2003.

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

Government Regulations - The Company's products are subject to regulation by the FDA under the Medical Device Amendments of 1976 (the "Amendments"). The Company has registered with the FDA as required by the Amendments. There can
                                     FS-9
be no assurance that the Company will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of May 31, 2004.
                                     FS-10

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 148). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2003. In compliance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, "Accounting for Stock Issued to Employees".

Pro forma information regarding net income and income per share is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 148. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the years ended May 31, 2004 and 2003: risk free interest rates between 2% and 4%; dividend yield of 0%; expected life of the option of two to four years; and volatility factor of the expected market price of the Company's common stock of between 40% and 100%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the years ended May 31, 2004 and 2003, are as follows:












                                     FS-11
May 31,                                                    2004          2003

Net income, as reported                                 $28,951       $71,175
Add:  Stock-based employee compensation expense              -             -
Less:  Stock-based employee compensation expense
       determined under fair value calculations         (50,098)      (14,989)

Net (loss) income, pro forma                           $(21,147)      $56,186

Basic income per share, as reported:                      $0.01         $0.03
Add:  Stock-based employee compensation expense recorded     -             -
Less:  Stock-based employee compensation expense
       determined under fair value calculations           (0.02)           -

Pro forma                                                $(0.01)        $0.03

Diluted income per share, as reported:                    $0.01         $0.03
Add:  Stock-based employee compensation expense recorded     -             -
Less:  Stock-based employee compensation expense
       determined under fair value calculations           (0.02)           -

Pro forma                                                $(0.01)        $0.03

Revenue Recognition

We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured.

Research and Development

Research and development expenses are expensed as incurred. The Company expensed approximately $116,000 and $107,000 of research and development expenses during the years ended May 31, 2004 and 2003, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended May 31, 2004 and 2003 was $24,481 and $4,531, respectively.

Currency

The functional currency for the Lancer de Mexico subsidiary is dollars. Accordingly, all transactions are recorded using dollars and no adjustments gains and losses on intercompany currency transactions is recorded.

Income Taxes

The Company accounts for income taxes using the asset and liability approach under "SFAS 109". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment
                                     FS-12
date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net Income per Common Share and Dividends

The Company discloses earnings per share in accordance with "SFAS 128".
SFAS 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Net income per common share is computed based on the weighted average number of shares of common stock and, if applicable, common stock equivalents outstanding during the year. As of May 31, 2004, there was a total of 784,667 potential dilutive shares of common stock.

Earnings per share for the years ended May 31, 2004 and 2003 are as follows:

                                                           2004          2003
Basic income per share:
Net income                                               $28,951       $71,175

Net income applicable to common shareholders             $28,951       $71,175

Weighted average number of common shares               2,365,955     2,211,479

Basic income per share                                     $0.01         $0.03

Diluted income per share:
Net income from primary income per common share          $28,951       $71,175

Net income for diluted earnings per share                $28,951       $71,175

Weighted average number of shares used in
calculating basic earnings per common share            2,365,955     2,211,479
Add:  Stock options                                      131,019        24,144
      Weighted average number of shares used in
      calculating diluted earnings per share           2,496,974     2,235,623

Diluted income per share                                   $0.01         $0.03


Recent Accounting Pronouncements

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an effect on the Company's financial position, results of operations, or cash flows.
                                     FS-13
3.  Inventories

The components of inventories at May 31, 2004 are as follows:

    Raw materials                                         $  314,303
    Work in progress                                          24,586
    Finished products                                      1,637,776
    Inventory reserves                                      (129,135)

    Total                                                 $1,847,530

Approximately $1,659,000 of gross inventory is located at the Company's wholly-owned subsidiary manufacturing facility in Mexico (Note 7).


4.  Property and Equipment

The components of property and equipment at May 31, 2004 are as follows:

    Machinery and equipment                               $2,346,427
    Dies, tools, and patterns                                385,527
    Furniture and fixtures                                   173,680
    Leasehold improvements                                    77,040
    Construction in progress                                  23,117
                                                           3,005,791
    Less accumulated depreciation                         (2,439,424)

    Total                                                 $  566,367

Approximately $113,000 of property and equipment, net of accumulated depreciation, is located at the Company's wholly-owned subsidiary manufacturing facility in Mexico (Note 7).

Depreciation expense for the years ended May 31, 2004 and 2003, totaled $51,552 and $25,037, respectively.

5.  Intangible Assets

The components of intangible assets at May 31, 2004 are as follows:

    Marketing and distribution rights                       $442,750
    Less accumulated amortization                           (432,375)
    Total                                                   $ 10,375

Amortization expense for the years ended May 31, 2004 and 2003 was $24,900 and $53,281, respectively.

6.  Line of Credit

Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires
January 8, 2005. Borrowings are made at prime plus 2.0%, (6% at May 31, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance is $0 and the unused portion available is approximately $340,000. The Company requested that Cuyamaca Bank reserve $60,000 of Lancer's available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at May 31, 2004.
                                     FS-14
The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also had a term loan for $100,000 with Cuyamaca Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% in May 2004).

The following summarizes information on short-term borrowings for the year ended May 31, 2004:

May 31,                                                            2004

Average month end balance                                       $32,348
Maximum balance outstanding at any month end                   $100,000
Weighted average interest rate (computed by
   dividing interest expense by average monthly balance)          5.89%

Interest rate at year end                                         6.00%

7.  Commitments and Contingencies

Leases

The Company leases its main facility under a non-cancelable operating lease expiring April 30, 2009, which requires monthly rentals that increase annually, from $6,688 per month in 2004 to $7,527 per month in 2009. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $20,264 at May 31, 2004, and is included in other current liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for each of the years ended May 31, 2004 and 2003 was approximately $75,000 and $69,000, respectively.

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009.
The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., using a portion of the additional square footage. The new lease requires monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease expense will be borne by Lancer. Total rental expense for this facility for the years ended May 31, 2004 and 2003 was approximately $103,000 and $76,000, respectively.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. This is in addition to the $31,146 refundable security deposit paid in fiscal year 2003. At May 31, 2004 other assets on the balance sheet includes approximately $44,000 of security deposit paid by Lancer on the Mexico location.
                                     FS-15
The Company entered into a non-cancelable operating lease for a copier in February 2003 that expires in February 2006, and requires monthly payments of $214. Total expense for the copier was approximately $3,000 and $2,600 during the years ended May 31, 2004 and May 31, 2003, respectively.

The Company entered into a non-cancelable operating lease for a postage machine in July 2003 that expires in September 2008 and requires monthly payments of $208. Total expense for the postage machine was approximately $2,500 in the year ended May 31, 2004.

The Company entered into a lease for a phone system in July 2003 that expires in June 2008 and requires monthly payments of $887. Total expense for the phone system was approximately $9,000 in the year ended May 31, 2004.

Approximate future aggregate minimum annual cash lease payments are as follows:

          Years ending
            May 31, 2005              $223,000
            May 31, 2006               225,000
            May 31, 2007               228,000
            May 31, 2008               228,000
            May 31, 2009               191,000
                                    $1,095,000

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003, and extended in December 2003 through November 2004. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the years ended May 31, 2004 and 2003 was $4,128 and $344, respectively.

Employment Agreement

Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. After June 1, 2004, the contract is automatically extended on a month-to-month basis requiring fourteen days notice of intention to terminate by either party.

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

Manufacturing Agreement

In May 1990, the Company entered into a manufacturing subcontractor agreement (the "Manufacturing Agreement"), whereby the subcontractor agreed to provide manufacturing services to the Company through its affiliated entities located
                                     FS-16
in Mexicali, B.C., Mexico. Effective April 1, 1996, the Company leased the Mexicali facility under a separate arrangement, as discussed in above under Leases. Since October 2000, the manufacturing agreement was operated on a month-to-month basis. During fiscal 2003, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At May 31, 2004, this obligation was approximately $397,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's consolidated financial statements.

Lancer has undergone no material change in the mode of conducting its business other than as described above and it did not dispose of any material amount of its assets during the fiscal years ended May 31, 2004 and May 31, 2003.

License and Royalty Agreements

The Company has entered into various license and/or royalty agreements pursuant to which it has obtained rights to manufacture and market certain products. The agreements expire in 2004, 2006, 2007, and 2010. Royalty expense of approximately $72,000 and $116,000 is included in Cost of Sales for these agreements for the years ended May 31, 2004 and 2003, respectively. Sales of products manufactured under these agreements comprise approximately 12% and 16% of total sales for the fiscal years ended May 31, 2004 and 2003, respectively.

The Company has entered into license agreements expiring in 2006 whereby, for cash consideration, the counter party has obtained the rights to manufacture and market certain products patented by the Company. Royalty income of approximately $71,300 and $54,700 is netted from Cost of Sales for these agreements for the years ended May 31, 2004 and 2003, respectively. Income from these agreements is approximately 1% of the total sales recognized for the fiscal years ended May 31, 2004 and 2003.

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



                                     FS-17
8.  Stockholders' Equity

Mandatorily Redeemable Convertible Preferred Stock - Series C

The Company has authorized 250,000 shares of Series C preferred stock. Each share is entitled to a $0.06 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one and one-half shares of common stock. The Company, at its option, or by request of a holder, can redeem outstanding shares of the preferred stock for cash at $0.75 per share after December 31, 1994.
At May 31, 2004, there were no shares issued and outstanding. There were no dividends declared or paid in 2004 or 2003.

Redeemable Convertible Preferred Stock - Series D

The Company has authorized 500,000 shares of Series D preferred stock. Each share is entitled to a $0.04 non-cumulative dividend and is convertible at the option of the holder into common stock at the rate of seven shares of preferred stock for one share of common stock. The Company, at its option, can redeem outstanding shares of the preferred stock for cash at $0.50 per share after December 31, 1994. In May 2000, all 370,483 issued and outstanding shares were converted into 52,926 shares of common stock. At May 31, 2004, there were no shares issued and outstanding. There were no dividends declared or paid in 2004 or 2003.

Common Stock

During fiscal 2003, the Company issued 37,595 shares of its common stock valued at $8,271 to Biomerica for certain management and consulting services rendered in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed.

During fiscal 2003, the Company issued 25,000 shares of its common stock valued at $8,750 to its Chief Executive Officer for services rendered in fiscal 2002. These shares were classified at May 31, 2002 as common stock subscribed.

During fiscal 2003, the Company issued 35,000 shares of its common stock valued at $12,250 to its Chief Executive Officer for services rendered in fiscal 2003.

During fiscal 2004, the Company issued 91,346 shares of its common stock valued at $29,000 to its Chief Executive Officer for services rendered. At May 31, 2003, 69,471 of these shares were reported as subscribed stock.

During fiscal 2004, the Company agreed to issue 13,541 shares of its common stock to the Chairman of the Board for services rendered from January 2004 to May 2004 and 31,250 shares of common stock to the Chief Executive Officer for services rendered per agreement. At May 31, 2004, these shares are reported as subscribed stock.

The Lancer Board of Directors approved a private offering of common stock, effective March 23, 2004, and ending April 12, 2004. The offering, to officers, board members, and key employees resulted in the sale of 450,000 new shares at $.60 per share with total proceeds received of $270,000. In addition, one warrant exercisable for each share purchased (450,000 warrants) was issued at $.85 per share. These warrants shall be exercisable until April 12 2009.
                                     FS-18
Stock Option Agreements and Warrants

The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The 1993 Stock Option Plan authorized 357,143 shares to be issued. Options granted under the 1993 plan were required to be granted at an option price not less than 85% of the fair market value for options granted to employees, or less than 100% of the fair market value for options granted to non-employees. The fair market value of the stock was the share price of the Company's common stock at the date the options were granted. Most options granted under this Plan had an expiration period of five years from the date of their respective grant and all were granted at fair market value at the date of grant. At May 31, 2004 there were 347,000 options outstanding under this plan. The 1993 Stock Option Plan expired in March 2004 and no new options could be granted under this Plan, but the outstanding options remain effective until exercised or forfeited.

The 2000 Stock Incentive Plan authorized 450,000 initial shares to be issued, increasing by the lower of 1.5% of the total number of common shares outstanding or 225,000 shares, each year on January 1, beginning in 2001. The total shares authorized at May 31, 2004 were 581,023. Incentive stock options granted under the 2000 Plan are required to be granted at an option price not less than 100% of the fair market value of the Company's common stock on the date of grant, with an exercise period not exceeding ten years from grant date. The option price of non-statutory stock options granted under the 2000 Plan are required to be granted at an option price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options granted to non-executive directors under the 2000 Plan are required to be granted at an option price not less than 100% of the fair market value determined by the Board of Directors, with an exercise period not exceeding ten years from grant date. The majority of options granted under this plan vest pro rata over a period of three years. At May 31, 2004 there were 300,500 options outstanding under this plan.

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

On June 2, 2003, the Company granted 120,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.43 per share as pursuant to terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years. Management assigned a value of $0
                                     FS-19
to the options.

On June 2, 2003, the Company granted its Chief Executive Officer 75,000 stock options to purchase shares of the Company's common stock at an exercise price of $.43. The options vest over 3 years and have a term of five years. Management assigned a value of $0 to the options.

On June 2, 2003, the Company granted directors 52,500 stock options to purchase shares of the Company's common stock at an exercise price of $.43. The options vest over 2 years and have a term of five years. Management assigned a value of $0 to the options.

On June 30, 2003, the Company granted 8,000 stock options to purchase shares of the Company's common stock at an exercise price of $.50 to an employee of the Company for services rendered. The options vest over 3 years beginning June 30, 2004 and have a term of five years. Management assigned a value of $0 to the options.

On March 30, 2004, the Company granted 40,000 stock options to purchase shares of the Company's common stock at an exercise price of $.57 to an employee of the Company for services rendered. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

On April 12, 2004, the Company granted 17,500 stock options to purchase shares of the Company's common stock at an exercise price of $.60 to a new member of its Board of Directors for services to be rendered. The options vest over 2 years and have a term of five years. Management assigned a value of $0 to the options.

On April 12, 2004, the Company issued 450,000 warrants to officers, directors, and key employees who purchased 450,000 shares of the Company's common stock in a private placement. The warrants have an exercise price of $.85 and have a term of five years.

The following summary presents the options and warrants granted, exercised, expired, and outstanding as of May 31,
2004:
                                                                  Weighted
                               Number of Shares                    Average
                              Employee      Non-                  Exercise
                            & Directors   employee       Total       Price

Outstanding, May 31, 2002      330,000     22,000       352,000      $0.66
Granted                        140,000         -        140,000       0.27
Exercised                           -          -             -           -
Expired                        (41,500)   (20,000)      (61,500)       .71
Outstanding, May 31, 2003      428,500      2,000       430,500      $0.53
Granted                        763,000         -        763,000       0.69
Exercised                           -          -             -           -
Expired                        (94,000)    (2,000)      (96,000)      0.95
Outstanding, May 31, 2004    1,097,500          0     1,097,500      $0.60




                                     FS-20
The following table sets forth the exercise prices, the number of options and warrants outstanding and exercisable, and the remaining contractual lives of the Company's stock options and warrants at May 31, 2004:

                                                            Contractual
                                                                Life
  Exercise               Number of Options and Warrants      Remaining
   Price                  Outstanding      Exercisable         Years
   $0.60                    17,500              8,750           4.87
   $0.85                   450,000            450,000           4.87
   $0.57                    40,000                 0            4.83
   $0.50                     8,000                 0            4.08
   $0.43                   247,500             51,250           4.01
   $0.28                    40,000             26,667           3.84
   $0.26                    63,000             31,500           3.51
   $0.28                    30,000             15,000           3.26
   $0.30                   113,000            113,000           2.50
   $0.25                    20,000             20,000           1.92
   $0.875                   53,500             53,500           1.21
   $0.85                    15,000             15,000            .21

   Total                 1,097,500            784,667

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

10.  Income Taxes

The provision for income taxes for the years ended May 31, 2004 and 2003 were $1,023 and $1,419, respectively, consisting primarily of minimum state taxes.



















                                     FS-21
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2004 are presented below:

    May 31,                                                              2004
    Deferred tax assets:
    Accounts receivable, principally due to allowance for
      doubtful accounts and sales returns                             $41,000
    Inventories, principally due to additional costs
      inventoried for tax purposes pursuant to the Tax Reform
      Act of 1986 and allowance for inventory obsolescence             84,000
    Compensated absences and bonuses principally due to
      accrual for financial reporting                                  27,000
    Net operating loss carryforwards                                  701,000
    Business tax credit carryforwards                                  75,000
    Less valuation allowance                                         (924,000)

Net deferred tax assets                                                 4,000
Deferred tax liabilities:  Unamortized marketing rights                (4,000)

Net deferred tax liabilities                                           $   --

Lancer has provided a valuation allowance with respect to substantially all of its deferred tax assets as of May 31, 2004. Management provided such allowance as it is currently more likely than not that tax-planning strategies will not generate taxable income sufficient to realize such assets in foreseeable future reporting periods. The valuation allowance increased by $22,000 from May 31, 2003.

Income tax expense for the years ended May 31, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pre-tax income as a result of:

May 31,                                                 2004            2003
Computed "expected" tax expense                       $10,133         $24,911
Increase (decrease) in income taxes resulting from:
    Meals and expenses                                  3,966           3,958
Change in beginning of the year balance of the
  valuation allowance for deferred tax assets
  allocated to income tax expense                     (14,099)        (28,869)
State and local income taxes, net of tax benefit        1,023           1,419

                                                       $1,023          $1,419

As of May 31, 2004, the Company has net tax operating loss carryforwards of approximately $1,997,000 and business tax credits of approximately $63,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2004, the Company has net tax operating loss carryforwards of approximately $70,000 and business tax credits of approximately $10,000 available to offset future state income tax liabilities.

On September 11, 2002, California passed one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The law suspended the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for
                                     FS-22
these NOL deductions has been extended for two years.

11.  Export Sales

The Company has significant export sales. The net sales and operating activities are as follows:

                                                2004                 2003
Sales to unaffiliated customers:
  United States                            $3,119,000           $3,144,000
  Europe                                    1,768,000            1,732,000
  Central & South America                     317,000              262,000
  Middle East                                 286,000              270,000
  Other Foreign                               534,000              480,000
     Total                                 $6,024,000           $5,888,000

No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                                2004                 2003
Long-lived assets:
  United States                              $453,000             $164,000
  Mexico                                      113,000               59,000
     Total                                   $566,000             $223,000

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

13.  Related Party Receivables

In fiscal 2003, the Company's parent Biomerica entered into an agreement with the Company whereby Biomerica agreed to pay an initial shelter fee of $5,000 with additional monthly payments of $2,875 for use of its Lancer de Mexico facilities to produce and manufacture Biomerica products. The monthly payments are due as long as Biomerica produces its products at the Lancer de Mexico facility. At May 31, 2004, Biomerica has paid all applicable shelter fees and $34,500 is included in other income from this agreement.

Miscellaneous expenses, primarily shipping costs, receivable from Biomerica were $7,280 at May 31, 2004. Biomerica cash balances held by Lancer de Mexico at May 31, 2004 are included in the accompanying consolidated balance sheet as a payable of $3,026.



                                      FS-23
+