Form 10QSB
period 2004-08-31
LANCER ORTHODONTICS INC /CA/
filed 2004-10-15
CIK 57538

SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


For Quarter Ended August 31, 2004                 Commission File No. 0-5920


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

     Yes     X          No


State the number of shares outstanding of each of the issuer's classes of common equity, as of September 17, 2004: 2,768,820


Transitional small business disclosure format (check one):

     Yes     X          No










                           LANCER ORTHODONTICS, INC.

                                 FORM 10-QSB

                               QUARTERLY REPORT

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                      Page(s)

Item 1  Financial Statements (Unaudited)
           Consolidated Balance Sheet                                       3
           Consolidated Statements of Operations                            4
           Consolidated Statements of Cash Flows                            5
           Notes to Consolidated Financial Statements                    6-17

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                           17-20

Item 3  Quantitative and Qualitative Disclosures about Market Risk      20-21

Item 4  Procedures and Controls                                            21

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                  21
Item 2  Changes in Securities and Use of Proceeds                          21
Item 3  Defaults Upon Senior Securities                                    21
Item 4  Submission of Matters to a Vote of Security Holders                21
Item 5  Other Information                                                  21
Item 6  Exhibits and Reports on Form 8-K                                   21
Signature                                                                  22























PART I.  FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

                          LANCER ORTHODONTICS, INC.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   08/31/04

ASSETS
CURRENT ASSETS:
    Cash                                                             $126,905
    Accounts receivable, less allowances for sales
        returns and doubtful receivables of $97,829                 1,275,954
    Inventories, net of reserve of $144,135                         2,006,068
    Related party receivables                                           3,844
    Prepaid expenses                                                   59,638
    Other receivables                                                  50,728
        Total current assets                                        3,523,137

PROPERTY AND EQUIPMENT, at cost                                     3,067,377
    Less:  Accumulated depreciation                                (2,458,888)
                                                                      608,489
INTANGIBLE ASSETS:
    Marketing and distribution rights, net                              4,150

OTHER ASSETS                                                           48,821
            Total assets                                           $4,184,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $505,477
    Accrued payroll and related benefits                              164,307
    Accrued professional fees                                          31,881
    Accrued royalties                                                  34,289
    Other current liabilities                                          40,938
    Related party payable                                                 200
        Total current liabilities                                     777,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, various series; 750,000 shares authorized;
        no shares issued and outstanding                                   --
    Common stock, no par value; 50,000,000 authorized;
        2,768,820 shares issued and outstanding                     5,162,095
    Common stock subscribed, 51,041 shares subscribed                  28,750
    Accumulated deficit                                            (1,783,340)
        Total stockholders' equity                                  3,407,505
        Total liabilities and stockholders' equity                 $4,184,597









                          LANCER ORTHODONTICS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

                                                   FOR THE THREE MONTHS ENDED
                                                      8/31/04        8/31/03

NET SALES                                           $1,480,863     $1,318,107

COST OF SALES                                        1,072,427        975,267

     Gross Profit                                      408,436        342,840

OPERATING EXPENSES:
     Selling                                           343,952        344,946
     General & Administrative                          118,594        111,019
     Product Development                                27,108         32,502

TOTAL OPERATING EXPENSES                               489,654        488,467

LOSS FROM OPERATIONS                                   (81,218)      (145,627)

OTHER INCOME:
     Interest Expense                                       --             --
     Other Income, net                                  17,868          5,412

TOTAL OTHER INCOME                                      17,868          5,412

LOSS BEFORE INCOME TAXES                               (63,350)      (140,215)

INCOME TAXES                                                --             --

NET LOSS                                              $(63,350)     $(140,215)


PER SHARE DATA:

Basic                                                    $(.02)         $(.06)

Diluted                                                  $(.02)         $(.06)

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES:

Basic                                                2,807,362      2,266,476

Diluted                                              2,807,362      2,266,476












                         LANCER ORTHODONTICS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                      08/31/04       08/31/03

Cash flows from operating activities:
    Net loss                                          $(63,350)     $(140,215)
    Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                     25,689         11,461
      Provision for losses on accounts receivable       (2,171)        (5,142)
      Provision for losses on inventory                 15,000         15,000
      Common stock issued in lieu of salary             22,500          3,750
      Net change in operating assets and liabilities:
        Accounts receivable                           (139,649)       202,926
        Inventories                                   (173,538)       (39,531)
        Related party receivables                        3,436          4,447
        Prepaid expenses                                64,539        (11,204)
        Other receivables                               (4,388)        (1,497)
        Accounts payable                               123,447       (126,562)
        Accrued payroll and related benefits            38,158         28,142
        Other current liabilities                      (25,327)       (13,818)

Net cash used in operating activities                 (115,654)       (72,243)

Cash flows from investing activities:
    Purchases of property and equipment                (61,586)      (147,760)
    Other assets                                            --         (3,651)

Net cash used in investing activities                  (61,586)      (151,411)

Cash flows from financing activities:
    Net decrease in line of credit                          --             (5)

Cash flows used in financing activities                     --             (5)

Net change in cash                                    (177,240)      (223,659)

Cash, beginning of period                              304,145        511,407

Cash, end of period                                   $126,905       $287,748

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest                                           $--            $--











LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements

(A) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Lancer
Orthodontics, Inc. (the "Company" or "Lancer") and its wholly-owned subsidiary Lancer Orthodontics de Mexico. The consolidated operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim periods reflect all adjustments which are necessary for a fair presentation of operating results.

Reference is made to Note 2 of the Notes to the Consolidated Financial Statements contained in Lancer's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004, for a summary of significant accounting policies utilized by Lancer.

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

The Company is a partially owned and consolidated subsidiary of Biomerica, Inc. ("Biomerica"). Biomerica's direct ownership percentage of Lancer is 24.7% and its direct and indirect (via agreements with certain shareholders) voting control over Lancer is greater than 50% as of August 31, 2004.

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

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(D) Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25, "Accounting for Stock Issued to Employees".

Pro forma information regarding net income and income per share is required by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 148. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the three months ended August 31, 2004 and 2003: risk free interest rates between 2% and 4%; dividend yield of 0%; expected life of the option of two to four years; and volatility factor of the expected market price of the Company's common stock of between 40% and 100%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 148, for the three months ended August 31, 2004 and 2003 as follows:









LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(D) Stock Based Compensation - continued

                                                   FOR THE THREE MONTHS ENDED
                                                         8/31/04     8/31/03

Net loss, as reported                                   $(63,350)  $(140,215)
Add:   Stock-based employee compensation expense              --          --
Less:  Stock-based employee compensation expense
       determined under fair value calculations           (9,461)    (14,218)

Net loss pro forma                                      $(72,811)  $(154,433)

Basic loss per share, as reported:                        $(0.02)     $(0.06)
Add:  Stock-based employee compensation expense recorded      --          --
Less: Stock-based employee compensation expense
      determined under fair value calculations             (0.00)      (0.01)

Pro forma                                                 $(0.02)     $(0.07)

Diluted loss per share, as reported:                      $(0.02)     $(0.06)
Add:  Stock-based employee compensation expense recorded      --          --
Less: Stock-based employee compensation expense
      determined under fair value calculations             (0.00)      (0.01)

Pro forma                                                 $(0.02)     $(0.07)

(E) Property and Equipment

Costs in construction in progress consist of eight projects; five for new product lines and three for the replacement of existing equipment. Costs capitalized into the new product lines at August 31, 2004 are $52,834, with approximately $280,000 required for completion. Costs capitalized for the replacement equipment are $31,869, with approximately $47,000 required for completion.

(F) Financing

At August 31, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0%, (6.5% at August 31, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2004, is $0 and the unused portion available is approximately $340,000. The Company requested that Cuyamaca Bank reserve $60,000 of Lancer's available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at August 31, 2004.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also had a term loan for $100,000 with Cuyamaca Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at May 31, 2004).

(G) Commitments and Contingencies

In May 1990, Lancer entered into a manufacturing subcontractor agreement whereby the subcontractor agreed to provide manufacturing services to Lancer through its affiliated entities located in Mexicali, B.C., Mexico. Effective April 1, 1996, Lancer leased the Mexicali facility under a separate agreement. Since October 2000, the manufacturing agreement has operated on a month-to-month basis.

During fiscal 2003, the facility in Mexico was incorporated as Lancer Orthodontics de Mexico, ("Lancer de Mexico"), a wholly-owned subsidiary of the Company. This subsidiary now administers services previously provided by an independent manufacturing contractor. A new lease was negotiated in the name of Lancer de Mexico, effective April 1, 2001, for the 16,000 square foot facility already in use for the Mexican operations. Mexican utilities and vendor obligations were also converted to the Lancer de Mexico name. This conversion eliminated the expense of an administrative fee and is expected to provide better control in meeting future obligations. The conversion had no material effect on manufacturing operations. Should Lancer discontinue operations in Mexico, it is responsible for accumulated employee seniority obligations as prescribed by Mexican law. At August 31, 2004, this obligation was approximately $338,000. Such obligation is contingent in nature and accordingly has not been accrued in Lancer's consolidated financial statements.

Lancer has undergone no material change in the mode of conducting its business other than described above and it did not dispose of any material amount of its assets during the three months ended August 31, 2004 and 2003.

Leases - Lancer leases its corporate facility under a non-cancelable operating lease expiring April 30, 2009, as extended, which requires monthly rentals that increase annually, from $6,688 per month in 2004 to $7,527 per month in 2009. The lease expense is being recognized on a straight-line basis over the term of the lease. The excess of the expense recognized over the cash paid aggregates $20,589 at August 31, 2004, and is included in accrued liabilities in the accompanying consolidated balance sheet. Total rental expense for this facility for the three months ended August 31, 2004, was approximately $20,000.

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

Effective December 1, 2002, Lancer Orthodontics de Mexico entered into a non-cancelable operating lease for its Mexico facility through March 31, 2009. The new lease encompasses the approximately 16,000 square feet of the previous lease, plus additional square footage of approximately 10,000 feet, for a total of approximately 26,000 square feet. Lancer Orthodontics de Mexico will provide sub-contracted manufacturing services to Biomerica, Inc., a related party, using a portion of the additional square footage.
The new lease requires monthly payments of approximately $9,600 through March 2009. An agreement has been negotiated between Lancer Orthodontics de Mexico and Biomerica for lease reimbursement of approximately $2,000 per month. The remainder of approximately $7,600 monthly lease will be borne by Lancer. Total rental expense for this facility for the three months ended August 31, 2004, was approximately $26,000.

The new Lancer Orthodontics de Mexico lease also requires an additional refundable security deposit of $26,550. Lancer Orthodontics, Inc. is paying half and Biomerica, Inc. the other half. This is in addition to the $31,146 refundable security deposit paid in fiscal 2003. At August 31, 2004, other assets on the consolidated balance sheet includes approximately $44,400 for security deposit paid on the Mexico location and approximately $4,400 paid on the San Marcos location previously.

The Company entered into a non-cancelable operating lease for a copier in February 2003 that expires in February 2006, and requires monthly payments of $214. Total expense for the copier was approximately $674 and $662 during the three months ended August 31, 2004 and 2003, respectively.

The Company entered into a non-cancelable operating lease for a postage machine in July 2003 that expires in September 2008, and requires monthly payments of $208. Total expense for the postage machine was approximately $691 and $208 in the three months ended August 2004 and 2003, respectively.

The Company entered into a lease for a phone system in July 2003 that expires in June 2008, and requires monthly payments of $887. Total expense for the phone system was approximately $3,126 and $1,892 in the three months ended August 31, 2004 and 2003, respectively.

At May 31, 2004, future aggregate minimum lease payments are as follows:

                Years ending May 31,
                           2005              223,000
                           2006              225,000
                           2007              228,000
                           2008              228,000
                           2009              191,000
                           Total          $1,095,000

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(G) Commitments and Contingencies - continued

A sub-lease agreement for approximately 459 square feet of Lancer's main facility was entered into in April 2003, effective through November 2003, and extended through November 2004, with an unrelated third party. The leased space is to be used for a machine shop and requires monthly payments of $344. Rental income for the three months ended August 31, 2004 and 2003 was $1,107 and $1,032, respectively.

Employment Agreement - Pursuant to the terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing of the Company, dated as of May 20, 2003, the Company agreed to pay Mr. Castner an annual base salary of $135,000. In addition, the Company granted Mr. Castner stock options on June 2, 2003, to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $0.38 per share. The stock options have a term of five years and will vest over four years as follows: (i) 25% vesting on the first anniversary of the date of the grant; (ii) 25% vesting on the second anniversary of the date of the grant; (iii) the remaining 50% vesting as to one-twenty fourth (1/24th) per month each month thereafter for the next two years. Should the Company be purchased by an unaffiliated third party, the options shall vest 100%.

Common Stock - Lancer's stock is traded on the OTC Bulletin Board.

(H) Income Taxes

At May 31, 2004, Lancer had net tax operating loss carryforwards of approximately $1,997,000 and business tax credits of approximately $63,000 available to offset future Federal taxable income and tax liabilities, respectively. The Federal carryforwards expire in varying amounts through the year 2021. As of May 31, 2004, Lancer had net tax operating loss carryforwards of approximately $70,000 and business tax credits of approximately $10,000 available to offset future state income tax liabilities. The state carryforwards expire through the year 2011.

On September 11, 2002, California passed one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A415). The law suspended the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended for two years.

(I) Stockholders' Equity

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

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(I) Stockholders' Equity - continued

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

Stock Option Agreements and Warrants

The Company has incentive stock option and non-qualified stock option plans for directors, officers, and key employees. The 1993 Stock Option Plan authorized 357,143 shares to be issued. Options granted under the 1993 plan were required to be granted at an option price not less than 85% of the fair market value for options granted to employees, or less than 100% of the fair market value for options granted to non-employees. The fair market value of the stock was the share price of the Company's common stock at the date the options were granted. Most options granted under this Plan had an expiration period of five years from the date of their respective grant and all were granted at fair market value at the date of grant. At August 31, 2004 there were 328,500 options outstanding under this plan. The 1993 Stock Option Plan expired in March 2004 and no new options could be granted under this Plan, but the outstanding options remain effective until exercised or forfeited.

The 2000 Stock Incentive Plan authorized 450,000 initial shares to be issued, increasing by the lower of 1.5% of the total number of common shares outstanding or 225,000 shares, each year on January 1, beginning in 2001. The total shares authorized at August 31, 2004 were 581,023. Incentive stock options granted under the 2000 Plan are required to be granted at an option price not less than 100% of the fair market value of the Company's common stock on the date of grant, with an exercise period not exceeding ten years from grant date. The option price of non-statutory stock options granted under the 2000 Plan are required to be granted at an option price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options granted to non-executive directors under the 2000 Plan are required to be granted at an option price not less than 100% of the fair market value determined by the Board of Directors, with an exercise period not exceeding ten years from grant date. The majority of options granted under this plan vest pro rata over a period of three years. At August 31, 2004 there were 300,500 options outstanding under this plan.

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(I) Stockholders' Equity (continued)

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

On June 2, 2003, the Company granted 120,000 stock options to purchase shares of the Company's common stock at an exercise price of $0.38 per share as pursuant to terms of the employment agreement between the Company and Dan Castner, the Vice President of Sales and Marketing. The options vest over four years and have a term of five years. Management assigned a value of $0 to the options.

On June 2, 2003, the Company granted its Chief Executive Officer 75,000 stock options to purchase shares of the Company's common stock at an exercise price of $.38. The options vest over 3 years and have a term of five years. Management assigned a value of $0 to the options.

On June 2, 2003, the Company granted directors 52,500 stock options to purchase shares of the Company's common stock at an exercise price of $.38. The options vest over 2 years and have a term of five years. Management assigned a value of $0 to the options.

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


LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(I) Stockholders' Equity (continued)

On April 12, 2004, the Company issued 450,000 warrants to officers, directors, and key employees who purchased 450,000 shares of the Company's common stock in a private placement. The warrants have an exercise price of $.85 and have a term of five years.



The following summary presents the options and warrants granted, exercised, expired, and outstanding as of August 31, 2004:

                                                                    Weighted
                                   Number of Shares                  Average
                                  Employee     Non-                 Exercise
                                & Directors  employee     Total        Price

Outstanding, May 31, 2004         1,097,500      0      1,097,500      $0.60

Granted                                 --      --            --         $--
Exercised                               --      --            --          --
Expired                             (18,500)     0        (18,500)     $0.80

Outstanding, August 31, 2004      1,079,000      0      1,079,000      $0.59

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

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from the diluted net loss per share calculation, as the effect would be antidilutive. Potentially dilutive shares not included are 577,500 shares for outstanding employee stock options.

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(K) Financial Information About Foreign and Domestic Operations and Export
    Sales

                                                   FOR THE THREE MONTHS ENDED
                                                      8/31/04       8/31/03
Sales to unaffiliated customers:
    United States                                    $830,690      $734,117
    Europe                                            378,004       308,628
    Central and South America                          80,491        98,896
    Middle East                                        67,041        56,781
    Other Foreign                                     124,637       119,685
                                                   $1,480,863    $1,318,107

No other geographic concentrations exist where net sales exceed 10% of total net sales.

                                                     08/31/04      08/31/03

Sales or transfers between geographic areas            None          None

  Long-lived Assets:
    United States                                    $498,040      $279,396
    Mexico                                            110,449        86,435

                                                     $608,489      $365,831

(L) Related Party Transactions

In April 2003, Lancer de Mexico entered into a manufacturing subcontractor agreement with Biomerica, Inc., to provide manufacturing services in Mexicali, Mexico. The agreement requires reimbursement from Biomerica for discrete expenses such as payroll, shipping, and customs fees; lease and security deposits of approximately $2,000 and $1,100 per month, respectively;
and service fees of approximately $2,900 per month. There was no balance due from Biomerica at August 31, 2004.

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

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(M) Directors and Officers Insurance - continued

As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of August 31, 2004. The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2004.

(N) Risks and Uncertainties

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

LANCER ORTHODONTICS, INC.

Notes to Consolidated Financial Statements - continued

(N) Risks and Uncertainties - continued

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

In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At August 31, 2004, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

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

We have adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123. Under SFAS No. 148, we continue to measure compensation expense for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method had been applied in measuring compensation expense.

RESULTS OF OPERATIONS

For the three months ended August 31, 2004, net loss decreased $76,865 as compared to the three months ended August 31, 2003. The decrease in net loss is primarily attributable to the increase in sales.

For the three months ended August 31, 2004, net sales increased $162,756 (12.4%) as compared to the three months ended August 31, 2003. International net sales increased $66,183 primarily in Europe and the Middle East. Domestic net sales increased $96,573, primarily due to a price increase.

For the three months ended August 31, 2004, cost of sales as a percentage of sales totaled 72.4%, a decrease of 1.6% as compared to the three months ended August 31, 2003, which totaled 74.0%. This decrease is primarily attributable to the domestic selling price increase.

For the three months ended August 31, 2004, selling expenses decreased $994 (.3%) as compared to the three months ended August 31, 2003. The decrease is primarily attributable to a decrease in commissions, offset by an increase in professional fees and brochure costs.

For the three months ended August 31, 2004, general and administrative expenses increased $7,575 (6.8%) as compared to the three months ended August 31, 2003. The increase is primarily attributable to the cost of stock issued to officers in lieu of salary.

For the three months ended August 31, 2004, product development expenses decreased $5,394 as compared to the three months ended August 31, 2003. The decrease is attributable to 2003 development projects starting production in 2004.

For the three months ended August 31, 2004 and 2003 there was no interest expense.

For the three months ended August 31, 2004, other income increased $12,456 as compared to the three months ended August 31, 2003. The increase is due to a refund of insurance premiums paid in prior years due to an audit by the carrier and a decrease in financing costs.

For the three months ended August 31, 2004 and 2003, rental income of $1,107 and $1,032, respectively, was realized.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Lancer's financial condition at August 31, 2004 (unaudited) and its previous two fiscal year ends was as follows:

                                    08/31/04       05/31/04       05/31/03
Current Assets                    $3,523,137     $3,463,606     $3,448,770
Current Liabilities                  777,092        640,814        635,098
Working Capital                    2,746,045      2,822,792      2,813,672
Line of Credit                           0              0              426
Shareholder Equity                 3,407,505      3,448,355      3,115,654
Total Assets                       4,184,597      4,089,169      3,750,752

Cash decreased $177,240 during the three months ended August 31, 2004 primarily due to the purchase of new equipment and increases in inventories and accounts receivable.

Working capital decreased $76,747 during the three months ended August 31, 2004, primarily attributable to the decrease in cash. Lancer's management believes that it will be able to finance Lancer's operations through cash flow and available borrowings through the current fiscal year and ensuing fiscal years. This assumption is based upon a reasonable level of demand for our products.

At August 31, 2004, Lancer has a $400,000 line of credit with Cuyamaca Bank, which expires January 8, 2005. Borrowings are made at prime plus 2.0%, (6.5% at August 31, 2004) and are limited to 80% of accounts receivable less than 90 days old. The outstanding balance at August 31, 2004, is $0 and the unused portion available is approximately $340,000. The Company requested that Cuyamaca Bank reserve $60,000 of Lancer's available credit line as a guarantee of credit with a European supplier. Lancer is in compliance with its debt covenants at August 31, 2004.

The line of credit is collateralized by substantially all the assets of Lancer, including inventories, receivables, and equipment. The lending agreement for the line of credit requires, among other things, that Lancer maintain a balance sheet net worth of $2,700,000 and that a zero outstanding balance be maintained for 30 consecutive days during the term.

Lancer also has a term loan for $100,000 with Cuyamaca Bank that was paid off in May 2004. This loan required monthly payments of approximately $2,300 (principal and interest) at an interest rate of prime plus 2% (6% at May 31, 2004).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Factors That May Affect Future Results

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Lancer and are not meant to be an exhaustive discussion of risks that apply to companies such as Lancer. Like other businesses, Lancer is susceptible to macroeconomic downturns in the United States or abroad, that may affect the general economic climate and performance of Lancer or its customers. Aside from general macroeconomic downturns, the additional material factors that could affect future financial results include, but are not limited to: terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping; labor disruption or other major degradation of the ability to ship our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the US border due to an escalation of terrorist or counter terrorist activity; the operating and financial covenants contained in our credit line which could limit our operating flexibility, any changes in our business relationships with international distributors or the economic client they operate in; any event that has a material adverse impact on our foreign manufacturing operations may adversely affect our operations as a whole, failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; potential claims and litigation brought by patients or dental professionals alleging harm caused by the use of or exposure to our products; quarterly variations in operating results caused by a number of factors, including business and industry conditions and other factors beyond our control. All of these factors make it difficult to predict operating results for any particular period.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS  Not Applicable.

Item 2.   CHANGES IN SECURITIOES AND USE OF PROCEEDS Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES  Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Not Applicable.

Item 5.   OTHER INFORMATION  Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A report on Form 8-K was filed on June 8, 2004 as amended, for the change in accountants. Subsequent to the quarter ended August 31, 2004 a Form 8-K was filed on September 24, 2004 regarding the departure of Dr. Robert Orlando from the Lancer Board of Directors.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LANCER ORTHODONTICS, INC.
                                                      Registrant



Date October 15, 2004                         By /s/ Allen Barbieri
                                                     Allen Barbieri,
                                                     Chief Executive Officer

















CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Allen Barbieri, certify that the Quarterly Report on Form 10-QSB for the quarter ended August 31,2004 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ Allen Barbieri
    Allen Barbieri
    Chief Executive Officer

Date:  October 15, 2004






CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Allen Barbieri, certify that:

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

Date: October 15, 2004

/s/Allen Barbieri
Chief Executive Officer




























CERTIFICATION OF DIRECTOR OF FINANCIAL PLANNING
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Dodge, certify that the Quarterly Report on Form 10-QSB for the quarter ended August 31,2004 fully complies with the requirements in Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of Lancer Orthodontics, Inc. for the periods being presented.

/s/ John Dodge
    John Dodge
    Director of Financial Planning

Date:  October 15, 2004




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

Date:  October 15, 2004

/s/John Dodge
Director of Financial Planning